Form 10KSB
period 2000-12-31
EXPORT EREZ USA INC
filed 2001-04-13
CIK 1115430

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)
[X]                 ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended
                               December 31, 2000
                      ----------------------------------
   OR
[_]              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____________ to ______________

                       Commission file number: 333-39254

                             EXPORT EREZ USA, INC.
             (Exact name of small business issuer in its charter)

                 Delaware                                   52-2237043
         -------------------------                          ----------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                     Identification No.)

                             Industrial Zone Erez
                                 P.O. Box 779
                            Ashkelon, Israel 78101
                   _________________________________________
             (Address of principal executive offices)  (zip code)

                Issuer's Telephone Number:  011 972 7 689 1611

Securities registered under Section 12(g) of the Exchange Act:   Common Stock,
$.0001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes _____ No     X
                                                                        -------

     The issuer became subject to the filing requirements of the Securities Exchange Act in February, 2000 with the effectiveness of its registration statement filed under the Securities Act of 1933, as amended.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year.         $  4,490,961

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (No stock was sold within the last 60 days and the aggregate value of non-affiliated shares is estimated based on the
book value of the common stock).        $ 146,075

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                   Class                    Outstanding at December 31, 2000
     -------------------------------        --------------------------------
     Common Stock, par value $0.0001                      12,500,000

Documents incorporated by reference:    None

                                    PART I

Item 1.  Description of Business

Operations

     Export Erez USA, Inc. is a holding company whose subsidiaries, Export Erez, Ltd. and Mayotex. Ltd., have been operating in excess of ten years Export Erez Ltd. was formed and registered on January 23, 1983 under the name R.T.V. Ltd. as a limited shares company under the Companies Ordinance of the State of Israel and changed its name to Export Erez Ltd. on April 25, 1987. Export Erez Ltd. primarily produces and markets textile products designed to provide personal protection, such as bulletproof vests, and associated heavy fabric products, such as tents and other camping equipment. It has been a supplier to the Israeli military for over 10 years.

     Mayotex Ltd. was formed and registered on March 7, 1990 as a limited liability company under the Companies Ordinance of the State of Israel. Mayotex is engaged in weaving, improving, processing, dyeing, cutting and sewing of fabric to make the heavy-duty and sometimes bulletproof fabrics used by Export Erez Ltd. to manufacture its finished products and goods.

     In October, 2000, Export Erez Ltd. created a wholly-owned subsidiary, Dragonwear Trading Ltd. incorporated in Cyprus which is involved with trading textile products.

     Export Erez USA's facilities are staffed partly (approximately 60%) by a Palestinian workforce, hired with the cooperation of the Palestinian Authority. Should the Middle East peace process continue to lead to a decrease in hostilities and normalization of relations with the Arab and Islamic world, Export Erez USA believes that its history of cooperation and employment with the Gazan Palestinians and the Palestinian Authority will lead to opportunities to penetrate markets in the Arab and Islamic world.

     Export Erez USA anticipates that it may expand its operations through development of its own marketing and sales and through acquisitions of similar or related companies. Export Erez is currently in discussions with a company with a similar product line for a possible acquisition or other business alliance. Export Erez is in the process of analyzing such a transaction and has not yet entered into any agreements to proceed. If Export Erez enters into a business combination, it will file a Form 8-K noticing such transaction.

Products

     Export Erez USA's products are designed for four major markets. The major product group is aimed at the Israeli and international defense market. Export Erez USA's military products include bulletproof clothing and combat vests, flak jackets, dust protectors, padded coats, plus sleeping bags, bags and totes, weapons straps and belts. Products under development include ballistic helmets, stab-resistant fabric, ceramic ballistic plates and one-way protective windows.

     The second product group is aimed at the civilian market, including police, prison and security forces, and includes camping and sporting equipment such as tents and sleeping bags and heavy-duty clothing including overalls and coveralls. Export Erez USA's civilian defense and security products include a bulletproof executive vest, and adaptations of Export Erez USA's military products.

     The third product group is aimed at the industrial market and includes special industrial fabrics and cloth tapes.

     The fourth product group is aimed at animal owners, and includes dog collars and leashes, items for horses and riders and protective equipment.

     The following table details Export Erez USA's current product line, its current and future target markets and geographic areas.

Product description       Present                                      Future
------------------------------------------------------------------------------------------
                          Target market        Geographical area       Target market                   Geographical area
                          --------------------------------------------------------------------------------------------------
Dust protectors
and various covers        Military              Israel                 Military, civilian              Israel, international

Padded coats              Military              Israel                 Military, civilian              Israel, international

Range of protective
vests and flak jackets    Military              Israel, international  Military, civilian              Israel, international

Cooling jackets           Military              Israel                 Military                        Israel, international

Range of overalls         Military              Israel, international  Military, civilian, industrial  Israel, international

Vests                     Military              Israel, international  Military, civilian              Israel, international

Sleeping bags             Military              Israel                 Military, civilian              Israel, international

Carriers for
grenade launchers         Military              Israel, international  Military                        Israel, international

Individual bags
and totes                 Military              Israel                 Military, civilian              Israel, international

Tents                     Military              Israel                 Military, civilian              Israel, international

Camp beds                 Military              Israel                 Military, civilian              Israel, international

Personal belts
and weapon straps         Military              Israel                 Military, industrial            Israel, international

Woven fabrics:
canvas, corduroy,         Military, civilian,
nylon                     industrial            Israel                 Military, civilian, industrial  Israel, international

Range of tapes            Military, industrial  Israel, international  Military, civilian, industrial  Israel, international

Bags for riders           Civilian - animals    Israel, international  Civilian                        Israel, international

Horse blankets
and saddles               Civilian - animals    Israel, international  Civilian                        Israel, international

Collars, harnesses
and leads                 Civilian - animals    Israel, international  Civilian                        Israel, international

Protective
vests for riders          Civilian - animals    Israel, international  Civilian                        Israel, international

Leg protectors            Civilian - animals    Israel, international  Civilian                        Israel, international

     Export Erez USA is currently developing new products for military and civilian markets, including ballistic helmets, stab-resistant fabric, ceramic ballistic plates and one-way protective windows. Export Erez USA is also developing a new generation of complex products for protective vests used by security forces and armies all over the world, using purchased materials. The vests will offer a very high level of protection with minimum weight and maximum flexibility. In 2000, Export Erez USA purchased the knowledge to manufacture ceramic plates with a ballistic cloth covering for $89,100.

Customers

     Export Erez Ltd. has customers in the military and security categories in over a dozen countries in the Mediterranean, Europe, Africa, and Asia for its various heavy bags and carriers, protective vests, flak jackets and sleeping bags. Export Erez Ltd. has customers in the United States and several Latin American countries for its various vests, bags, pouches and binoculars.

     Export Erez USA's customers can be divided into four main groups:

 .    Defense customers, members of the security services who need personal equipment: clothing, sleeping bags, tents, etc., as well as personal protection equipment, such as bullet proof vests, helmets, flak jackets etc. This type of equipment must meet developed "human engineering" requirements, providing comfort as well as maximum protection, preventing penetration by bullets and knives, protection against fire, collisions and other hazards.

 .    Civilian customers, which includes young or older hikers who need equipment such as sleeping bags, tents, rucksacks, and clothing adapted for specific needs such as mountain climbing, or hiking in cold climates.

 .    Civilian defense customers, including members of civilian security forces such as police officers, private security firms, airport security, personal bodyguards, and event security guards. The requirements of these customers for protective equipment are similar to those of military security forces. However, since their work is mainly in a civilian environment, it is also important to pay attention to esthetic appearance, with protective features made as unobtrusive as possible.

 .    Animal sports fans and animal owners.  Export Erez USA divides this category into two groups: Individual pet owners, for whom animal accessories are supplied at three price levels and qualities. Animal sport groups who buy equipment for specific animal sports. In the case of horse riding equipment, "human engineering" is very important to ensure maximum comfort for the animal and the rider.

     In addition to the Israeli Ministry of Defense, Israeli police forces and Israeli prison service, Export Erez USA has supplied products such as vests, bed sheets, tapes, cannon covers, tents, belts, battle vests, dog accessories, various bags, and special carriers for weapons for approximately 20 Israeli commercial enterprises. Similar products have also been sold to at least 20 military, institutional, and civilian industrial customers in Cyprus, Italy, England, Greece, Holland, Germany, Latvia, Switzerland, Slovakia, Paraguay, Peru, Uruguay and the United States.

     Export Erez USA has several contract bids pending for sale of certain of its products to the Israel military and Israel police. However, Export Erez USA may not be successful in obtaining these contracts. Typically the contracts are awarded to specifically supply certain products and do not usually continue as on-going supply contracts. In 1999, one customer accounted for more 50% of Export Erez's sales revenues and in 2000 this customer accounted for more than 30% of sales revenues.

Marketing

     Export Erez USA has developed a marketing strategy designed to penetrate various markets by complying with stringent quality standards instituted in targeted countries.

     Below are some of the steps Export Erez USA is taking in order to penetrate different markets with its next generation of products:

     .      Locating domestic entities to market its products.

     . Initiating contacts with chambers of commerce in international embassies.

     . Actively participating in tenders and bids for contracts in military, police and civilian markets worldwide. Export Erez USA is negotiating for contract bids with the governments of Germany, Turkey, Argentina, Chile and Brazil and the United Nations.

     . Actively participating in international exhibitions of military and police security equipment. Export Erez USA recently participated in Milipol in Paris, and Fidae in Chile and exhibited at the IFSEC 2000 security show in the United Kingdom.

     . Advertising on the Internet: Export Erez USA is investing resources in developing this area of e-commerce, expanding to new countries and finding new contacts in areas relating to its activities.

     . Advertising in professional publications appearing annually, such as The Israel Defense Sales Directory ("SIBAT").

     . Appearing in international databases, such as BDI (Kompass) various "yellow pages" directories, Dun & Bradstreet, and other directories.

     . Distributing brochures describing Export Erez USA's procedures and products.

Export Erez USA has divided its marketing division into the following sections:

     .      One section specializing in locating and submitting government bids.
     .      One section specializing in the civilian sector.
     .      The export marketing division operated by Export Erez USA consists of a marketing manager who operates on a self-employed basis and manages a team of employees. This marketing team carries out market surveys, market segmentation, and seeks out new markets for the products, and new engagements with international chambers of commerce. The marketing team earns commissions that are determined in advance, according to the scope and nature of the deal.
     .      The civilian market is handled by two offices, each dealing with a different geographical region and a different basket of products.

Major Competitors

     Export Erez Ltd.'s share of the Israeli defense market for applicable products in 2000 was approximately 20% of a total market of $8,000,000. Export Erez USA has two major competitors: Archidatex with approximately 25% of the applicable market and Rabintex with approximately 35%. Export Erez Ltd.'s share of the Israeli civilian market for applicable products in 2000 was approximately 10% of a total market of $16,000,000 with 40% controlled by other Israeli companies and 50% made up by imported goods.

     Internationally, Export Erez Ltd.'s competitors in the defense market include companies such as Point Blank, Safari Land of Ontario, California and A.B.A. in the United States, R.B.R. International Ltd. and L.B.A. in England, Indigo in Spain, Systema Compositi in Italy, Hellenic Arms Industries in Greece and Barman in Sweden. In each case, the competing manufacturers specialize in a more limited product line than does Export Erez USA.

     In the civilian market, Export Erez USA is aware of approximately 20 companies manufacturing similar products. A number of major manufacturers with resources and reputations far greater than those of Export Erez USA compete for the same market. Export Erez USA intends to market its products over the Internet as well as through a network of distributors. Export Erez USA may not be able to locate a market for its civilian products large enough to recoup its costs.

Inventory

     Export Erez USA keeps low inventories for most of its products and components, except for straps, which are used in a wide range of Export Erez USA's products. Inventory usually is held after production for an average of 54 days. Inventory normally accounts for approximately 17-20% of Export Erez USA's total assets.

Raw Materials

     Export Erez USA's products include raw materials such as fabric purchased in Israel and abroad, specialized composite materials such as Kevlar produced by Dupont Ltd., Twaron produced by Akzo Ltd., Dyneema produced by D.S.M. Ltd. and Spectra and Gold Flex produced by Allied-Signal. Other specialized materials include specialized glass mixed with polycarbonate and various resins. Export Erez USA obtains its supplies by purchasing on the basis of an open letter of credit, by specialized documentary credit, or in the case of suppliers that Export Erez USA has dealt with for years, on open account.

     Management believes that its suppliers are stable, and it foresees no problems or disruption in a steady supply of materials. A disruption to its supply of materials could have an adverse impact on Export Erez USA.

Seasonality

     Sales of Export Erez USA's military and security clothing products and industrial products are not seasonal in nature. Sales of Export Erez USA's camping equipment and clothing may experience slight increases during certain seasons.

Patents and trademarks

     Export Erez USA does not have any patents or trademarks registered in its name.

Regulation

     The operations of Export Erez USA are subject to extensive regulation by United States and Israeli authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations.

     The following are among the rules and procedures all companies must follow in order to participate in Ministry of Defense and other government bids in
Israel:

     The bidder must be registered as a recognized supplier.
     The bidder must have government certification and is authorized to participate in bids only up to the limit of its approved security classification.
     National Priority Area and local product: goods produced in Israel are given priority over foreign bidders according to Israeli bid regulations. The bidder must offer an attractive price.
     The bidder must keep to contractual schedules and milestones.
     The goods must pass final quality control tests before delivery.

     Every bid is different, and different documents may be required. There are no special taxes on bids apart from the Israeli value added tax ("VAT").

     Because Export Erez USA's business is highly regulated, the laws, rules and regulations applicable to Export Erez USA are subject to regular modification and change and future laws, rules or regulations may be adopted which could make compliance much more difficult or expensive or otherwise adversely affect the business or prospects of Export Erez USA.

Employees

     Export Erez USA, including its subsidiaries Export Erez Ltd., Mayotex Ltd., and Dragonweare Ltd., has approximately 130 full-time employees, including its executive officers. Export Erez USA does not have a collective bargaining agreement with its employees and is not aware of any labor disputes. The majority of Export Erez Ltd.'s employees are Palestinian Gazans, hired through and with the cooperation of the Palestinian Authority. Subject to political and military circumstances, Export Erez USA believes that it has good relations with its employees.

Item 2.  Description of Property

     Export Erez USA's executive offices, manufacturing, production and distribution facilities encompass two buildings in the Erez Industrial Area adjacent to Gaza. One building, owned by Joseph Postbinder, is leased to Export Erez USA for $7,119 per month for 2,500 square meters. The second building is owned directly by Export Erez USA and is unencumbered by any mortgage or debt, and contains 1,400 square meters of usable space. Export Erez USA also has a factory in the Netivot Industrial Area, which is leased for $1,900 per month for 380 square meters.

Item 3.  Legal Proceedings

     Export Erez USA is not a party to any litigation and management has no knowledge of any threatened or pending litigation against it. Export Erez Ltd. is periodically engaged in collection litigation for payment of delinquent accounts in the ordinary course of business in amounts not deemed material.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     The total number of authorized shares of stock of Export Erez USA is one hundred million (100,000,000) shares of common stock with a par value of $.0001 per share of which 12,500,000 shares are outstanding held by approximately 70 shareholders and twenty million (20,000,000) shares of non-designated preferred shares with a par value of $.0001 per share of which none are designated and outstanding. The board of directors is authorized to issue additional shares, on the terms and conditions and for the consideration as the board of directors may deem appropriate without further stockholder action.

     Export Erez USA presently does not intend to pay cash dividends on its common stock in the foreseeable future and intends to retain future earnings, if any, to finance the expansion and development of its business. Any future decision of Export Erez USA's board of directors to pay dividends will be made in light of Export Erez USA's earnings, financial position, capital requirements and other relevant factors then existing.

     There is currently no trading market for the securities of Export Erez USA.

     Subsequent to the date of the information covered by this report, Export Erez USA applied for quotation of its securities on the NASD OTC Bulletin Board but has not yet received approval of its application.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Overview

     Export Erez USA's strategic objectives are as follows:

 .    To develop high tech products, including: stab-proof fabric, ballistic helmets, ballistic ceramic boards and one-way protective windows in the year 2001.

 .    To increase its share of the local defense market to about 35% by the year
     2004.

 .    To increase its share of the local civilian market to about 25% by the year
     2004.

 .    To penetrate the international defense market with business worth about $1 million growing by about $1.5 million per annum to the year 2004.

 .    To extend activity in the international civilian market starting with activity worth about $0.3 million growing by about $0.5-0.75 million per annum to the year 2004.

Results and Plan of Operations

     During 1999, bulletproof vests developed by Export Erez USA were sent to laboratories in the United States for testing, and following the tests, the products were deemed to have met the American N.I.G. standard. Obtaining this standard is intended to provide Export Erez USA's products with entree into the American market, and to encourage development of other markets.

     During 1999, Export Erez USA enlarged its Internet Web site in order to participate in the worldwide trend towards more electronic trade. The web site is located at www.exporterez.co.il.
              --------------------

     Expanding its product range requires Export Erez USA to make considerable investments in research and development, and penetrating markets outside Israel also involves heavy expenses. Export Erez USA intends to develop the following products between 2000 and 2003: anti-stab cloth, ballistic helmets, ballistic ceramic plates, one-way protective windows.

     Export Erez USA intends to spend funds, when and if available, if ever, on commencing production and marketing of new products, construction of a new manufacturing and office complex, new equipment and upgrading its existing equipment.

     Export Erez USA intends to apply for listing on the NASD OTC Bulletin Board or for quotation of its securities on the Nasdaq SmallCap Market. Export Erez USA anticipates that it will offer additional shares of its common stock to the public with a view toward raising additional capital with which to effect its development plans. Management also believes that if Export Erez USA is able to establish a public trading market on the NASD OTC Bulletin Board or Nasdaq SmallCap Market it will increase Export Erez USA's visibility to government authorities and additional potential civilian customers.

     In March 1999, Export Erez USA signed a limited partnership agreement with Orlite Ltd., a public company whose stock is traded on the Tel Aviv stock exchange, for the production of ballistic helmets for export from Israel. The partnership operated throughout 1999 on a limited basis only, because the approval required from the Business Restrictions Authority has not yet been given. This approval is expected in the course of the year 2001.

The Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

     In 2000, revenues of $4,490,961 remained relatively constant with revenues in 1999 of $4,490,898. The cost of raw materials in 2000 of $2,126,334 rose slightly from$2,106,825 in 1999. Salaries and related expenses decreased from $858,592 in 1999 to $653,152 in 2000. The cost of sales and processing decreased from$3,121,674 in 1999 to $2,856,626 in 2000 due predominantly to a decrease in salaries and related expenses of $205,440. Export Erez USA's gross profit rose from$1,369,224 in 1999 to $1,634,335 in 2000 due to the decrease in cost of sales.

     General and administrative costs increased from $457,218 in 1999 to $602,606 in 2000 primarily as a result of increased salaries and expenses in 2000 of $311,125 from $107,025 in 1999.

     In 2000, financial expenses increased to $(113,027) in 2000 from financial income in 1999 of $88,934 primarily as a result of a decrease in dividend income from marketable securities of $217,603.

     Most company sales are the result of winning tenders in both the domestic market and the world market. The tenders are obtained through agents which the company operates in the local and overseas market. Below is the composition of sales for 1999 and 2000:

                                       1999 ($)    2000 ($)
                                      ----------   ---------
Sales to the local market-civilian    $1,508,860   1,630,860
Sales to the local market-military     2,268,921   1,580,334
Export sales-military                    713,117   1,279,767

     Consolidated                     $4,490,898   4,490,961

     In 2000, Export Erez USA increased its number of customers but decreased amount of its sales to single customers exceeding 10% of sales from one customer in 1999 of $2,073,623 to two customers in 2000 aggregating $1,886,977 in sales. The sales to the military local market dropped in 2000 by 30%. Export Erez had forecasted this drop and increased its efforts to penetrate to new markets. The Company believes its efforts were successful and anticipates open order demands from the local military market to be greater in 2001 than in 1999.

     Selling expenses increased from $ 244,775 in 1999 to 328,012 in 2000 (34%) because of the Company's efforts to increase its exports.

     In 2000, net cash provided by operating activities increased to $357,739 from $122,148 in 1999 primarily due to an increase in stock issued for services of $153,900 in 2000 and an increase in other accounts payable and credit balances of $68,616.

     In 2000, net cash provided by (used in) investing activities increased from $(1,617,965 used in) in 1999 to $937,684 provided in 2000. This was primarily the result of the Company's investment in marketable securities in 1999 of $1,543,577 and the proceeds from the subsequent sale of the marketable securities in 2000 of $1,424,264.

     In 2000, net cash (used in) provided by financing activities decreased from $1,505,236 provided in 1999 to $(1,333,604 used in) 2000. This was primarily the result of the repayment in 2000 of $1,344,393 in short term debt, the proceeds of which, in the amount of $1,505,236, were received in 1999.

     Cash and cash equivalents at December 31, 2000 of $663,295 were comparable to cash and cash equivalents at December 31, 1999 of $681,291.

Open Orders

     Unfulfilled open orders at December 31, 2000 totaled $1,500,000 and are scheduled for filling within the next four months.

Liquidity and Capital Resources

     Export Erez USA's current activities are financed by short term bank loans balanced by short term deposits. The decision regarding the amount of the loans was derived from considerations of the yield on the deposit which is generally in foreign currency (receipts from overseas sales), compared to the cost of short term loans. Export Erez USA has positive working capital (current assets less current liabilities).

     In the years 2001 and 2002, Export Erez USA anticipates increasing its research and development of certain items, primarily ballistic helmets, stab-resistant fabric, ceramic ballistic plates and one-way protective windows. Export Erez anticipates total research and development expenses for 2001 and 2002 at approximately $3,950,000 and $3,250,000 respectively. Export Erez USA anticipates that in the year 2003 research and development expenses would drop to approximately $350,000.

     The development of these products will be with staff engineers. Export Erez USA will work with Orlite Ltd. in development of the ballistic helmets. Export Erez USA anticipates that these products will be approximately in 20% production in the year 2002 increasing to full production by the year 2005. Export Erez anticipates that in order to fund the research and development for these products, it may effect an offering of its equity securities. If Export Erez is unable to effect an offering of its securities, it may fund its research and development through its operating funds. In such event, the timing of its anticipated research and development and subsequent production schedule would be slowed.

Item 7.   Financial Statements

          The financial statements for the year ended December 31, 2000 are attached to this filing.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Officers and Directors

     The following table sets forth certain information with respect to Erez USA's directors, executive officers and key consultants:

Name                  Position
----                  --------

Joseph Postbinder     Chairman, President and Director

Meira Postbinder      Vice President of Financing, Secretary, Treasurer and
                      Director

Dan Zarchin           Vice President of Marketing and International Business
                      Development and Director

Tsippy Moldovan       Deputy Managing Director of Finance and Director

Shlomo M. Lev-Yehudi  Director

     All directors hold office until the next annual meeting of stockholders and until their successors are elected. Officers are elected to serve, subject to the discretion of the board of directors, until their successors are appointed. Directors do not receive cash compensation for their services to Export Erez USA as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the board of directors.

     Joseph Postbinder, 53, Chairman, president and a director of Export Erez USA and Chief Executive Officer of Export Erez Ltd. and Mayotex, has a technical background in fine mechanics. He has been in charge of Export Erez since he founded Export Erez USA in 1983. He is the husband of Meira Postbinder.

     Meira Postbinder, 54, manages the financing division and is a director of Export Erez USA and Export Erez Ltd. which positions she has held for more than the last five years. She is the wife of Joseph Postbinder.

     Dan Zarchin, 52, Manager of Marketing and International Business Development and a director of Export Erez USA, is a textile engineer. He is a consultant to Export Erez USA and has been doing business as Zarchin Consultants, Tel-Aviv, Israel, since 1981. Previously, he was Marketing Manager for Kibbutz Noam-Urim, Israel. The kibbutz's products included textile goods. Mr. Zarchin received a Bachelor of Arts degree in Textile Engineering from the College of Textile Science in Philadelphia, Pennsylvania in 1973 and a Masters of Business Administration from Tel-Aviv University, Tel-Aviv, Israel, in 1979.

     Tsippy Moldovan, 45, is the Deputy Managing Director of Finance and a director for Export Erez USA and has been the Deputy Managing Director of Finance of Export Erez Ltd. for the past 12 years. Mrs. Moldovan attended Buchnich Accounting School in Ashkelon, Israel, and completed course work in economics and management accounting from the Mishlav School, Tel Aviv, Israel.

     Shlomo M. Lev-Yehudi, 73, has been a director of Export Erez USA since April 2000. Mr. Lev-Yehudi has been a certified public accountant in Tel-Aviv, Israel since 1957, and was Export Erez USA's accountant from 1987 until 1997.

Employment Agreements

     Export Erez USA has not entered into any employment agreements with its executive officers or other employees to date. Erez USA may enter into employment agreements with them in the future.

Item 10.  Executive Compensation

     No officer or director received compensation from Export Erez USA in excess of US$100,000 in 2000 or 1999.


                          SUMMARY COMPENSATION TABLE


     Name and Principal Position    Year  Salary
     ---------------------------    ----  ------
     Joseph Postbinder              2000   $79,303
                                    1999    69,005

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of December 31, 2000, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the directors and officers of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

                                      Shares of
                                      common stock              Percentage of Shares
Name, Position and Address            Beneficially Owned (1)    Of Class Owned (2)
------------------------------------  -----------------------   ------------------
Joseph Postbinder                           11,490,212 (3)               92%
Chairman, President and
Director
36 Htziunut Street
Gani Barnea Ashkelon, Israel 78741

Meira Postbinder                                 9,788 (3)                *
Vice President of Financing
Secretary, Treasurer, and Director
36 Htziunut Street
Gani Barnea Ashkelon, Israel 78741

Dan Zarchin (4)                                  5,000                    *
Vice President of Marketing
Director
16 Hannahal Street
Raanana, Israel

Tsippy Moldovan                                 10,000                    *
Managing Director of Finance,
Director
34 Hazionut Street
Ashkelon, Israel

Shlomo M. Lev-Yehudi                                 0                    0
Director
1 Klee Street
Tel-Aviv 62336, Israel

All officers and directors
as a whole (4 persons)                      11,515,000                   92%

*      Less than 1% percent

(1)     Based upon 12,500,000 shares outstanding.
(2) Does not include 250,000 shares which may be issued upon exercise of warrants.
(3)     Meira Postbinder is the spouse of Joseph Postbinder.

Item 12.  Certain Relationships and Related Transactions

     Export Erez USA leases a building, owned by Joseph Postbinder, president and a director of Export Erez USA, for $7,119 per month for 2,500 square meters. The terms of the lease were not the result of an arms' length transaction.

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     (b) No Form 8-K was filed with the Securities and Exchange Commission during the last quarter of the year covered by this report.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   EXPORT EREZ USA, INC.


                                   By: /s/ Joseph Postbinder
                                            President

Dated: April 10, 2001


     In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                               OFFICE                            DATE


                              Chairman, President               April 10, 2001
/s/ Joseph Postbinder         and a Director


                              Vice President of Financing       April 10, 2001
/s/ Meira Postbinder          and a Director



/s/ Shlomo M. Lev-Yehudi      Director                          April 10, 2001



/s/ Tsippy Moldovan           Director                          April 10, 2001



/s/ Dan Zarchin               Director                          April 10, 2001

                    EXPORT EREZ USA, INC. AND SUBSIDIARIES
                  (FORMERLY EXPORT EREZ, LTD. AND SUBSIDIARY)
                       CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2000 AND 1999

                    EXPORT EREZ USA, INC. AND SUBSIDIARIES
                  (FORMERLY EXPORT EREZ, LTD. AND SUBSIDIARY)



                                                     CONTENTS
                                                     --------



    PAGE                 1        INDEPENDENT AUDITORS' REPORT

    PAGES              2 - 3      CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,
                                  2000 AND 1999

    PAGE                 4        CONSOLIDATED STATEMENTS OF INCOME AND
                                  COMPREHENSIVE INCOME (LOSS) FOR THE YEARS
                                  ENDED DECEMBER 31, 2000 AND 1999

    PAGE                 5        CONSOLIDATED STATEMENTS OF CHANGES IN
                                  SHAREHOLDERS' EQUITY FOR THE YEARS ENDED
                                  DECEMBER 31, 2000 AND 1999

    PAGE                 6        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                                  YEARS ENDED DECEMBER 31, 2000 AND 1999

    PAGES              7 - 22     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS
                                  OF DECEMBER 31, 2000 AND 1999

                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors of:
  Export Erez USA, Inc. and Subsidiaries
  (Formerly Export Erez, Ltd. and Subsidiary)

We have audited the accompanying consolidated balance sheets of Export Erez USA, Inc. and Subsidiaries (formerly Export Erez, Ltd. and Subsidiary) as of December 31, 2000 and 1999 and the related consolidated statements of income and comprehensive income (loss), changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Export Erez USA, Inc. and Subsidiaries (formerly Export Erez, Ltd. and Subsidiary) as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




WEINBERG & COMPANY, P.A.



Boca Raton, Florida
March 20, 2001

                    EXPORT EREZ USA, INC. AND SUBSIDIARIES
                  (FORMERLY EXPORT EREZ, LTD. AND SUBSIDIARY)
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2000 AND 1999
                          --------------------------


                                                             ASSETS
                                                             ------

                                                                                             2000                     1999
                                                                                      -------------------      ------------------
CURRENT ASSETS
    Cash and cash equivalents                                                        $           663,295      $          681,291
    Investment in marketable securities                                                                -               1,393,123
    Trade accounts receivable, net                                                               901,382                 875,557
    Trade accounts receivable - related parties, net                                               6,049                   6,864
    Other receivables and debit balances                                                          37,228                 100,654
    Inventory                                                                                    892,466                 690,195
    Deferred taxes                                                                                33,077                  32,421
                                                                                      -------------------      ------------------

       TOTAL CURRENT ASSETS                                                                    2,533,497               3,780,105
                                                                                      -------------------      ------------------

OTHER ASSETS
    Investment in marketable securities                                                          795,074                 602,993
    Deposits for the severance of employer-employee relations                                    261,095                 252,442
    Deferred taxes                                                                                52,952                       -
    Intangible assets                                                                             77,963                       -
                                                                                      -------------------      ------------------

       TOTAL OTHER ASSETS                                                                      1,187,084                 855,435
                                                                                      -------------------      ------------------


PROPERTY, PLANT AND EQUIPMENT
    Cost, less accumulated depreciation of $443,795 in 2000 and $384,341 in
      1999                                                                                       404,751                 394,703
                                                                                      -------------------      ------------------

TOTAL ASSETS                                                                         $         4,125,332      $        5,030,243
------------                                                                          ===================      ==================

   The accompanying notes are an integral part of the financial statements.

                    EXPORT EREZ USA, INC. AND SUBSIDIARIES
                  (FORMERLY EXPORT EREZ, LTD. AND SUBSIDIARY)
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2000 AND 1999
                          --------------------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

                                                                          2000              1999
                                                                     -------------      -------------
CURRENT LIABILITIES
    Short-term bank credit                                           $     716,482      $  2,012,542
    Trade accounts payable                                               1,085,755         1,233,710
    Other accounts payable and credit balances                             277,966           204,605
                                                                     -------------      -------------

       TOTAL CURRENT LIABILITIES                                         2,080,203         3,450,857
                                                                     -------------      -------------

LONG-TERM LIABILITIES
    Long-term loan                                                          10,885                 -
    Deferred taxes                                                               -             3,007
    Provision for the severance of employer-employee relations             180,121           141,449
                                                                     -------------      -------------

       TOTAL LIABILITIES                                                 2,271,209         3,595,313
                                                                     -------------      -------------

CONTINGENT LIABILITIES AND COMMITMENTS

SHAREHOLDERS' EQUITY
    Preferred stock, $0.0001 par value, 20,000,000 shares
      authorized, none issued and outstanding                                    -                 -
    Common stock, $0.0001 par value, 100,000,000 shares
      authorized, 12,500,000 and 12,000,000 issued and
      outstanding in 2000 and 1999, respectively                             1,250             1,200
    Additional paid-in capital                                             159,385             5,535
    Retained earnings                                                    1,823,902         1,443,392
    Accumulated other comprehensive loss                                  (130,414)          (15,197)
                                                                     -------------      ------------

       TOTAL SHAREHOLDERS' EQUITY                                        1,854,123         1,434,930
                                                                     -------------      ------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $   4,125,332      $  5,030,243
------------------------------------------                           =============      ============

   The accompanying notes are an integral part of the financial statements.

                    EXPORT EREZ USA, INC. AND SUBSIDIARIES
                  (FORMERLY EXPORT EREZ, LTD. AND SUBSIDIARY)
                     CONSOLIDATED STATEMENTS OF INCOME AND
                          COMPREHENSIVE INCOME (LOSS)
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                      2000                  1999
                                                               -----------------    ------------------
REVENUES                                                       $     4,490,961      $      4,490,898
Cost of sales and processing                                         2,856,626             3,121,674
                                                               -----------------    ------------------

Gross profit                                                         1,634,335             1,369,224
                                                               -----------------    ------------------

OPERATING EXPENSES
   Selling expenses                                                    328,012               244,775
   General and administrative expenses                                 602,606               457,218
                                                               -----------------    ------------------

TOTAL OPERATING EXPENSES                                               930,618               701,993
                                                               -----------------    ------------------

INCOME FROM OPERATIONS                                                 703,717               667,231
                                                               -----------------    ------------------

OTHER INCOME (EXPENSE)
   Financial income (expense), net                                    (113,027)               88,934
   Other income - net                                                    5,607                   925
                                                               -----------------    ------------------

TOTAL OTHER INCOME (EXPENSE)                                          (107,420)               89,859
                                                               -----------------    ------------------

INCOME BEFORE INCOME TAXES                                             596,297               757,090

Income tax expense                                                     215,787               163,015
                                                               -----------------    ------------------

NET INCOME                                                             380,510               594,075
                                                               -----------------    ------------------

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain                                    40,852                   927
   Unrealized gain (loss) on available-for-sale securities            (156,069)               61,166
                                                               -----------------    ------------------

   Other comprehensive income (loss) before tax                       (115,217)               62,093
   Income tax (expense) benefit related to items of
     other comprehensive income                                         41,480               (22,353)
                                                               -----------------    ------------------

  TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX                  (73,737)               39,740
                                                               -----------------    ------------------

COMPREHENSIVE INCOME                                           $       306,773      $        633,815
--------------------                                           =================    ==================

   Net income per ordinary share - basic and diluted           $          0.03      $           0.05
                                                               =================    ==================

   Weighted average number of shares outstanding during
     the period - basic and diluted                                 12,301,913            12,000,000
                                                               =================    ==================

   The accompanying notes are an integral part of the financial statements.

                    EXPORT EREZ USA, INC. AND SUBSIDIARIES
                  (FORMERLY EXPORT EREZ, LTD. AND SUBSIDIARY)
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                ----------------------------------------------

                                                                                                         Accumulated
                                                                             Additional                     Other
                                                        Common Stock          Paid-In      Retained    Comprehensive
                                                    Shares        Amount      Capital      Earnings     Income (Loss)      Total
                                                 -----------  -----------  -----------  ------------  --------------   ------------
Balance December 31, 1998                         12,000,000   $    1,200   $   5,535    $  849,317    $      (77,290)  $   778,762

Foreign currency translation gain                          -            -           -             -               927           927

Unrealized gain on available for sale securities           -            -           -             -            61,166        61,166

Net income 1999                                            -            -           -       594,075                 -       594,075
                                                 -----------  -----------  ----------   -----------   ---------------  ------------

Balance, December 31, 1999                        12,000,000        1,200       5,535     1,443,392           (15,197)    1,434,930

Issuance of commons stock for services               500,000           50     153,850             -                 -       153,900

Foreign currency translation gain                          -            -           -             -            40,852        40,852

Unrealized loss on available for sale securities           -            -           -             -          (156,069)     (156,069)

Net income 2000                                            -            -           -       380,510                 -       380,510
                                                 -----------  -----------  ----------   -----------   ---------------  ------------
BALANCE, DECEMBER 31, 2000                        12,500,000   $    1,250   $ 159,385    $1,823,902    $     (130,414)  $ 1,854,123
--------------------------                       ===========  ===========  ==========   ===========   ===============  ============


   The accompanying notes are an integral part of the financial statements.

                    EXPORT EREZ USA, INC. AND SUBSIDIARIES
                  (FORMERLY EXPORT EREZ, LTD. AND SUBSIDIARY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                ----------------------------------------------

                                                                                                       2000                 1999
                                                                                                  --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income for the year                                                                         $    380,510        $    594,075
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                                         84,069              70,010
  Stock issued for services                                                                            153,900                   -
  Decrease (increase) in provision for the severance of employer-employee relations                     32,956             (51,276)
  Deferred taxes                                                                                       (55,266)             (5,286)
  (Gain) loss from investment in marketable securities                                                  (3,278)             37,560
  (Gain) loss from sale of fixed assets                                                                 (5,607)               (925)
  Decrease (increase) in trade accounts receivable                                                         667            (190,164)
  Decrease (increase) in other receivables and debit balances                                           65,769             (21,609)
  (Increase) in inventory                                                                             (180,570)            (99,014)
  Increase (decrease) in trade accounts payable                                                       (184,027)             38,839
  Increase (decrease) in other accounts payable and credit balances                                     68,616            (250,062)
                                                                                                  ------------        ------------

     Net Cash Provided By Operating Activities                                                         357,739             122,148
                                                                                                  ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of fixed assets                                                                            (83,130)            (28,796)
  Proceeds from sale of fixed assets                                                                    17,233                 925
  Purchase of intangibles                                                                              (88,410)                  -
  Investment in current marketable securities                                                                -          (1,543,577)
  Investment in marketable securities                                                                 (331,583)           (243,551)
  Proceeds from sale of marketable securities                                                        1,424,264             197,034
                                                                                                  ------------        ------------

     Net Cash Provided By (Used In) Investing Activities                                               937,684          (1,617,965)
                                                                                                  ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term bank credit, net                                                                       (1,344,393)          1,505,236
  Long-term bank credit, net                                                                            10,789               -
                                                                                                  ------------        ------------

     Net Cash Provided By (Used In) Financing Activities                                            (1,333,604)          1,505,236
                                                                                                  ------------        ------------

EFFECT OF EXCHANGE RATES ON CASH                                                                        19,495               1,113
                                                                                                  ------------        ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                              (17,996)             10,532

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                         681,291             670,759
                                                                                                  ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                          $    663,295        $    681,291
----------------------------------------
                                                                                                  ============        ============

INTEREST PAID                                                                                     $    145,047        $    124,029
                                                                                                  ============        ============

TAXES PAID                                                                                        $    234,656        $    179,048
                                                                                                  ============        ============

   The accompanying notes are an integral part of the financial statements.

                    EXPORT EREZ USA, INC. AND SUBSIDIARIES
                  (FORMERLY EXPORT EREZ, LTD. AND SUBSIDIARY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2000 AND 1999
                       --------------------------------


NOTE 1    DESCRIPTION OF BUSINESS
------    -----------------------

          Export Erez, Ltd. was incorporated in Israel and commenced operations in 1983 under the name R.T.V Ltd., which was changed to Export Erez Ltd. in 1987.

          Export Erez, Ltd. manufactures textile products designed mainly for the defense industry, although in recent years it has penetrated additional markets in Israel and overseas, in both the military and civilian industries.

          Export Erez, Ltd.'s wholly owned subsidiary Mayotex Ltd., was incorporated in Israel in 1990. Mayotex is engaged in weaving fabric and tapes, which it sells to Export Erez, Ltd. and to other customers. It also produces end products for civilian industries requiring fabric with special qualities (high degrees of strength, waterproofing, etc.). Mayotex also produces animal products such as stripes, collars, etc.

          Export Erez Ltd.'s wholly owned subsidiary Dragonwear Trading Ltd., was incorporated in Cyprus in October 2000. Dragonwear is involved with trading textile products.

          On April 21, 2000, Export Erez USA, Inc. ("Export USA"), a totally inactive corporation, consummated an Agreement and Plan of Reorganization (the "Agreement") with Export Erez, Ltd. ("Export Ltd.") whereby all of the shareholders in Export Ltd. had their shares converted into 11,500,000 shares of Export USA, or approximately 96% of the common stock of Export USA.

          Under generally accepted accounting principles, a company whose stockholders receive over fifty percent of the stock of the surviving entity in a business combination is considered the acquirer for accounting purposes. Accordingly, the transaction was accounted for as an acquisition of Export USA and recapitalization of Export Ltd. The consolidated financial statements subsequent to the acquisition includes the following: (1) the balance sheet consists of the net assets of Export USA at historical costs (zero at the acquisition date and December 31, 1999) and the net assets of Export Ltd. and Subsidiaries at historical cost. (2) the statement of operations consists of the operations of Export Ltd. and Subsidiaries for the periods presented and the operations of Export USA from the recapitalization date.

          The accompanying consolidated financial statements reflect the recapitalization for all periods presented. Accordingly, the consolidated financial statements reflect the operations of Export Ltd. and its subsidiaries Mayotex Ltd. and Dragonwear Trading Ltd. for 2000 and 1999. The operations of Export USA are included in the consolidated financial statements for the year ended December 31, 2000 from the recapitalization date of April 21, 2000.

                    EXPORT EREZ USA, INC. AND SUBSIDIARIES
                  (FORMERLY EXPORT EREZ, LTD. AND SUBSIDIARY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2000 AND 1999
                       --------------------------------


NOTE 2   SIGNIFICANT ACCOUNTING POLICIES
------   -------------------------------

         (A) Basis of Presentation
         -------------------------

         The accompanying consolidated financial statements are presented in United States dollars under United States Generally Accepted Accounting Principles.

         (B) Principles of Consolidation
         -------------------------------

         The consolidated financial statements include the accounts of Export Erez USA, Inc. and its subsidiaries Export Erez, Ltd., and Mayotex Ltd. and Dragonwear Trading Ltd. (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

         (C) Foreign Currency Translation and Transactions
         -------------------------------------------------

         The accompanying consolidated financial statements are presented in United States dollars. The functional currency of Export Erez, Ltd. and its subsidiary Mayotex Ltd. is the New Israeli Shekel (NIS). The functional currency of Dragonwear Trading Ltd. is the Cyprus Pound
         (CYP). The financial statements of this entity are translated into NIS. The financial statements for all of these entities are then translated into United States dollars from the NIS at year-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

         Foreign currency transaction gains or losses from transactions denominated in currencies other than NIS are recognized in net income in the period the gain or loss occurs. During 2000 and 1999, gains of $15,233 and $20,497, respectively are included in financial income-interest on short term loans, net.

         (D) Comprehensive Income (Loss)
         -------------------------------

         The Company accounts for Comprehensive Income (Loss) under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997.

         The foreign currency translation gains (losses) resulting from the translation of the financial statements of Export Erez, Ltd. and its subsidiaries expressed in New Israeli

                    EXPORT EREZ USA, INC. AND SUBSIDIARIES
                  (FORMERLY EXPORT EREZ, LTD. AND SUBSIDIARY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2000 AND 1999
                       --------------------------------


         Shekels (NIS) to United States dollars are reported as Other Comprehensive Income (Loss) in the Statement of Income and as Accumulated Other Comprehensive Income (Loss) in the Statement of Shareholders' Equity.

         The unrealized gains and losses, net of tax, resulting from the valuation of available-for-sale securities at their fair market value at year end are reported as Other Comprehensive Income (Loss) in the Statement of Income and as Accumulated Other Comprehensive Income
         (Loss) in the Statement of Shareholders' Equity.

         Amounts reported in net income and other comprehensive income for the years ended December 31, 2000 and 1999 are presented net of an assumed tax rate of 36% as follows:

                                                                                    2000                  1999
                                                                              -------------         -------------
         Net income:
           Gain (loss) on sales of securities                                  $      3,278          $    (37,559)
           Income tax benefit (expense)                                              (1,180)               13,521
                                                                              -------------         -------------
                                                                               $      2,098          $    (24,038)
                                                                              =============         =============
         Other comprehensive income:
           Holding gain (loss) arising during period, net of tax               $    (97,786)         $     15,108
           Reclassification adjustment, net of tax                                   (2,098)               24,038
                                                                              -------------         -------------
             Net gain (loss) recognized in other comprehensive income          $    (99,884)         $     39,146
                                                                              =============         =============

         (E) Use of Estimates
         --------------------

         The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclose the nature of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         (F) Cash and Cash Equivalents
         -----------------------------

         The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         (G) Investment in Marketable Securities
         ---------------------------------------

                    EXPORT EREZ USA, INC. AND SUBSIDIARIES
                  (FORMERLY EXPORT EREZ, LTD. AND SUBSIDIARY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2000 AND 1999
                       --------------------------------

           The Company's policy is to invest in various equity or debt instruments. The Company accounts for such investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

           Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities are carried at fair value, with unrealized trading gains and losses included in earnings. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Investments classified as held-to-maturity are carried at amortized cost. In determining realized gains and losses, the cost of the securities sold is based on the specific identification method.

           (H) Allowance for Doubtful Accounts
           -----------------------------------

           The allowance for doubtful accounts has been determined by specifically identifying debts which collectability is uncertain.

           (I) Inventories
           ---------------

           Inventories are valued at the lower of cost or market value using the first-in first-out method for raw materials. The cost includes expenses of freight-in transportation. The specific identification method is used for finished goods since all orders are custom orders for customers.

           (J) Fixed Assets
           ----------------

           Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the assets.

           In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), assets are generally evaluated on a market-by-market basis in making a determination as to whether such assets are impaired. At each year-end, the Company reviews its long-lived assets for impairment based on estimated future nondiscounted cash flows attributed to the assets. In event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.

           (K) Intangible Assets
           ---------------------

           Intangible assets are being amortized on a straight-line basis over the estimated useful life of eight years.

                    EXPORT EREZ USA, INC. AND SUBSIDIARIES
                  (FORMERLY EXPORT EREZ, LTD. AND SUBSIDIARY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2000 AND 1999
                       --------------------------------



           (L) Revenue Recognition
           -----------------------

           Revenues from sales of products are recognized under the completed contract method upon invoicing and shipment to customers. The contracts are short term, generally under two months. The Company provides a warranty on goods ranging from three to four years. The Company's policy is to consider the establishment of a reserve for warranty expenses. Based upon historical experience of no warranty claims, the Company has not established a reserve at December 31, 2000 and 1999.

           (M) Income Taxes
           ----------------

           The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" ("Statement No. 109"). Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

           (N) Per Share Data
           ------------------

           Basic net income per common share is computed based on the weighted average common shares outstanding during the year as defined by Statement of Financial Accounting Standards, No. 128, "Earnings Per Share" ("SFAS 128"). Diluted net income per common share is computed based on the weighted average common shares and common stock equivalents outstanding during the year as defined by SFAS 128. The computation of weighted average common shares outstanding during 2000 and 1999 gives retroactive effect to the recapitalization discussed in Note 1. There were no common stock equivalents outstanding at December 31, 2000 and 1999. Accordingly, a reconciliation between basic and diluted earnings per share is not presented.

NOTE 3     TRADE ACCOUNTS RECEIVABLE
------     -------------------------

           (A) Third Parties
           -----------------

                                                                                       2000               1999
                                                                                  ---------------    ----------------
           Customers in Israel
            Open accounts                                                      $        497,300   $         631,601
            Post dated checks received from customers                                   220,089             101,908

                    EXPORT EREZ USA, INC. AND SUBSIDIARIES
                  (FORMERLY EXPORT EREZ, LTD. AND SUBSIDIARY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2000 AND 1999
                       --------------------------------

             Overseas customers                                                           199,013             157,418
              Less allowance for doubtful accounts                                        (15,020)            (15,370)
                                                                                  ---------------    ----------------
                                                                                  $       901,382    $        875,557
                                                                                  ===============    ================

         It is standard business practice to issue post-dated checks in
Israel.
         (B) Related Parties
         -------------------

                                                                                       2000               1999
                                                                                  ---------------    ----------------
           Customers in Israel
             Open accounts - related parties (See Note 20(C))                  $         82,910   $          81,551
             Less allowance for doubtful accounts                                       (76,861)            (74,687)
                                                                               ----------------   -----------------
                                                                               $          6,049   $           6,864
                                                                               ================   =================

           Trade accounts receivable - related parties are due from two companies (the "affiliates") whereby the principal shareholder of the Company is a principal shareholder of those affiliates. The receivable resulted from the sale of products in a prior year in the normal course of business. Certain amounts are in dispute and the Company has initiated legal proceedings. Although the Company believes it will prevail in the legal proceedings, full collection is doubtful. Therefore, an allowance has been established.

NOTE 4   OTHER RECEIVABLES AND DEBIT BALANCES
------   ------------------------------------

                                                                                       2000               1999
                                                                                  ---------------    ----------------
           Government institutions                                             $          9,342   $          30,300
           Employees and institutions for wage                                              748              13,720
           Advances to suppliers and service providers                                    1,732              52,524
           Prepaid expenses                                                              14,683                 904
           Lease deposit                                                                 10,723               3,206
                                                                                  -------------      --------------
                                                                               $         37,228   $         100,654
                                                                                  =============      ==============

NOTE 5   INVESTMENT IN MARKETABLE SECURITIES
------   -----------------------------------

         The investments in marketable securities represent participation certificates in mutual funds. GAAP in the United States requires that an investment in equity securities not classified as held-to-maturity or trading securities shall be classified as available for sale and reported at fair value. Unrealized holding gains and losses shall be reported in a separate component of shareholders' equity as part of other comprehensive income, until realized. The Company classifies available for sale securities which it intends to hold more than one year as non-current. A reconciliation of original cost to fair market value for securities held at December 31 follows:

                    EXPORT EREZ USA, INC. AND SUBSIDIARIES
                  (FORMERLY EXPORT EREZ, LTD. AND SUBSIDIARY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2000 AND 1999
                       --------------------------------

                                                                                      2000                1999
                                                                                  --------------     ----------------
           Investment in marketable securities, at cost                        $       815,698    $       1,860,670
           Unrealized gain (loss)                                                      (20,624)             135,446
                                                                                  ------------      ---------------
           Investment in marketable securities at fair value                           795,074            1,996,116
               Less current portion                                                        -              1,393,123
                                                                                  ------------      ---------------
                 Non-current portion                                           $       795,074    $         602,993
                                                                                  ============      ===============

NOTE 6   INVENTORIES
------   -----------
         Inventories at December 31, 2000 and 1999 consist of the following:

                                                                                      2000                1999
                                                                                  --------------     ----------------
           Raw materials                                                       $       619,306    $          397,823
           Work in progress                                                            114,437               107,667
           Finished goods                                                              158,723               184,705
                                                                                  ------------       ---------------
                                                                               $       892,466    $          690,195
                                                                                  ============       ===============

NOTE 7   BUSINESS SEGMENTS
------   -----------------
         During 2000 and 1999 the Company operated and managed two strategic business units: the civilian market and the military market. The military market is further broken down between local and export sales in order to better analyze trends in sales and profit margins. The Company does not allocate assets between segments because several assets are used in more than one segment and any allocation would be impractical (See Note 21(A) for segment information).

NOTE 8   FIXED ASSETS
------   ------------

         Fixed assets consisted of the following at December 31:

                                                                                                         Estimated
                                                                 2000                1999               Useful Life
                                                             --------------     ---------------
           Buildings                                      $       165,257    $        160,583          15 - 25 Years
           Motor Vehicles                                         194,449             191,132           5 - 7  Years
           Office Equipment and Furniture                         112,087             108,808           3 - 14 Years
           Equipment                                              376,753             318,521                5 Years
                                                             ------------       -------------
                                                          $       848,546    $        779,044
           Less: Accumulated Depreciation                        (443,795)           (384,341)
                                                             ------------       -------------
                                                          $       404,751    $        394,703
                                                             ============       =============

                    EXPORT EREZ USA, INC. AND SUBSIDIARIES
                  (FORMERLY EXPORT EREZ, LTD. AND SUBSIDIARY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2000 AND 1999
                       --------------------------------

NOTE 9    INTANGIBLE ASSETS
------    -----------------

          In 2000, the Company purchased the knowledge to manufacture ceramic plates with a ballistic cloth covering for $89,100. This amount is being amortized over the intangible's estimated useful life of eight years.

          Intangible assets at December 31 consisted of the following:

                                                                                      2000                1999
                                                                                  --------------     ----------------
          Purchased manufacturing knowledge                                   $        89,100    $           -
          Less accumulated amortization                                               (11,137)               -
                                                                                  --------------     ----------------
                                                                              $        77,963    $           -
                                                                                  ==============     ================

          Amortization expense for the purchased manufacturing knowledge for the year ended December 31, 2000 was $11,137.

NOTE 10   SHORT TERM BANK CREDIT
-------   ----------------------

          Comprised as follows:

                                                    Interest Rates                    2000                1999
                                              ----------------------------        --------------     ----------------
           Overdraft                                  15.2% - 18%              $       477,919    $          613,980
           Loans linked to CPI                       7.4% - 11.7%                      238,563             1,398,562
                                                                                  --------------     ----------------
                                                                               $       716,482    $        2,012,542
                                                                                  ==============     ================


          The overdraft credit is a revolving credit facility due on demand. The loans linked to CPI consists of $124,834 due in full in August 2001 and $113,729 due in monthly principal and interest installments totaling approximately $10,342 through December 2001 (With respect to liens see Note 17).

NOTE 11   TRADE ACCOUNTS PAYABLE
-------   ----------------------

                                                                                        2000                1999
                                                                                  --------------     ----------------
           Open accounts                                                       $       427,223    $          461,052
           Post-dated checks given to suppliers                                        658,532               772,658
                                                                                  --------------     ----------------
                                                                               $     1,085,755    $        1,233,710
                                                                                  ==============     ================

          It is standard business practice to issue post-dated checks in Israel.

                    EXPORT EREZ USA, INC. AND SUBSIDIARIES
                  (FORMERLY EXPORT EREZ, LTD. AND SUBSIDIARY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2000 AND 1999
                       --------------------------------

NOTE 12   OTHER ACCOUNTS PAYABLE AND CREDIT BALANCES
-------   ------------------------------------------

                                                                                    2000                  1999
                                                                              ----------------    -------------------

          Employees and institutions for wage                              $          54,522   $             40,959
          Related parties (See Note 20)                                                    -                    381
          Advances from customers                                                        972                      -
          Accrued expenses and taxes                                                 222,472                163,265
                                                                              ----------------    -------------------
                                                                           $         277,966   $            204,605
                                                                              ================    ===================


NOTE 13   LONG-TERM LOAN
-------   --------------

          On February 1, 2000, Export Erez borrowed $123,750 at an interest rate of 10.8%. The terms are 24 monthly payments commencing on March 1, 2000 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2000 the balance of the loan was $72,760 of which, $61,875 is included in short-term bank credit and $10,885 is included in long-term loan.

NOTE 14   DEPOSITS AND PROVISIONS FOR THE SEVERANCE OF EMPLOYER-EMPLOYEE
-------   --------------------------------------------------------------
          RELATIONS
          ---------

                                                                                   2000                  1999
                                                                              ----------------    -------------------
          Deposits for the severance of employer-employee relations        $         261,095   $            252,442
          Provision for the severance of employer-employee relations       $         180,121   $            141,449


          Under the Israeli Severance Pay Law, the Company is required to make severance payments to terminated employees who have been employed at least one year. The calculation is based on the employee's latest salary and the period employed where the employee is entitled to one month of severance pay for each year employed based on the last month's salary. For certain employees, including officers, the obligation for severance pay is discharged by payment of premiums to insurance companies under approved plans.

          Certain classes of the Company's employees are included in a comprehensive defined contribution pension plan for industrial workers and the Company is contributing to a pension fund in order to secure a pension for such employees. The Company contributes 13% of the employee's salary each week to the pension fund. Contributions charged to operations were approximately $22,000 and $28,000 in 2000 and 1999, respectively. Part of the Company's contributions relates to the Company's liability for

                    EXPORT EREZ USA, INC. AND SUBSIDIARIES
                  (FORMERLY EXPORT EREZ, LTD. AND SUBSIDIARY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2000 AND 1999
                       --------------------------------

          severance pay for the period commencing from the date when the employee joined the program. The amount required to cover the liability of the Company for severance pay to such employees prior to their joining the program was deposited with a severance pay fund. For employees other than those referred to above, the Company's liability is covered by regular payments to severance pay funds.

          The amounts maintained with insurance companies and the pension fund are not under control of the Company and therefore are not reflected in the financial statements. The deposits presented in the balance sheet include profits accumulated to balance sheet date. The amounts deposited may be withdrawn only after fulfillment of the obligations under the Severance Pay Law as discussed above.

NOTE 15   TAXES ON INCOME
-------   ---------------
          The Company is taxed in Israel at a flat rate of 36% and is subject to the Israel Income Tax Law (Inflation Adjustment) of 1985. Under this law, results of operations for income tax purposes are measured in real terms in accordance with the changes in the Israeli Consumer Price Index (CPI). The inflation adjustment is expressed as financing costs or income and is applied as an adjustment to book income for purposes of computing income taxes.

          Income tax expense expressed in U.S. Dollars in 2000 and 1999 are as follows:

                                                                                    2000                  1999
                                                                              -----------------     -----------------

           Current United States                                           $            7,359    $                -
           Current Israel                                                             215,001               173,483
           Deferred Israel                                                             (6,573)              (10,468)
                                                                              -----------------     -----------------
                                                                           $          215,787    $          163,015
                                                                              =================     =================

          The actual tax expense differs from the "expected" tax expense for the years ended December 31, 2000 and 1999 (computed by applying United States statutory rates and the Israeli flat tax rate of 36 percent to income before taxes) as follows:


                                                                                    2000                  1999
                                                                              -----------------     -----------------
          Computed "expected" tax expense                                  $          204,364    $          272,553
          Non-tax deductible expenses                                                  31,145                 9,052
          Inflationary adjustment                                                      (6,572)               (8,208)
          Tax exempt revenues or taxable at different rate                            (13,150)             (110,382)
                                                                              -----------------     -----------------
                                                                           $          215,787    $          163,015
                                                                              =================     =================

                    EXPORT EREZ USA, INC. AND SUBSIDIARIES
                  (FORMERLY EXPORT EREZ, LTD. AND SUBSIDIARY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2000 AND 1999
                       --------------------------------

          The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                                                                     2000                 1999
                                                                                ----------------     ----------------
          Deferred taxes benefit - current - in respect of:
              Allowance for doubtful accounts                                $          33,077    $          32,421
                                                                                ================     ================
          Deferred taxes liability - non current - in respect of:
              Depreciable fixed assets                                       $          (2,460)   $           3,007
              Shares issued for employee services                                       55,412                    -
                                                                                ----------------     ----------------
                                                                             $          52,952    $           3,007
                                                                                ================     ================


NOTE 16   CONTINGENT LIABILITIES AND COMMITMENTS
-------   --------------------------------------

          (A) Lease Agreements
          --------------------

          1. Under a lease agreement dated January 1, 1998 between the Company and a principal shareholder in the Company, the Company leases an industrial building located at Erez Industrial Zone. (See Note
               20)

               The lease is for a 12-month period and is renewable for an additional period of 12 months at the end of each rent period. The annual rent payments total approximately $85,500 based on the average exchange rate for the latest period presented.

               The Company is subleasing one-third of the building to its wholly-owned subsidiary Mayotex Ltd. The sublease terms are identical to the Company's, and the annual proceeds from rent payments total $14,400.

          2. Under a lease agreement effective January 1, 1998 between the Company and M.L. Investments Ltd. ("M.L."), the Company leases from M.L. an industrial building located near the city of Netivot.

               The lease is for a period of 2 years and is renewable up to an additional 3 years. The annual rent payments total approximately $13,000 based on the average exchange rate for the latest period presented. The contract was extended to December 31, 2001, under the same terms.

          (B) Long-term Contracts
          -----------------------

          On March 16, 1999, the Company signed a limited partnership ("the partnership") agreement, unlimited at time, with Orlight Industries
          (1959) Ltd. ("O.I."). According to

                    EXPORT EREZ USA, INC. AND SUBSIDIARIES
                  (FORMERLY EXPORT EREZ, LTD. AND SUBSIDIARY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2000 AND 1999
                       --------------------------------

           the agreement the partnership will operate in the field of production and marketing of helmets, for exporting purposes only. The partnership will not conduct any business relations with any Israeli entity.

           The Company will provide the partnership a full production environment for the production of helmets, including manpower, production area, production lines maintenance, office, management and marketing services, all of which will be charged by the Company at cost.

           O.I. will grant the partnership the know-how and technical support, and will bear the costs of designing a production line. All know-how that will be granted by O.I. to the partnership is the exclusive property of O.I. Each party has a first refusal option in providing the partnership production services or any other services, at a price offered to the partnership by a third party plus 10%. If the partnership wishes to purchase goods from the Company, the Company is obliged to sell the goods at cost plus 10%.
           The Company is obliged not to compete in the areas of the partnership's operations for a period of 3 years after the partnership ceases to operate.

           As of December 2000 and 1999 there have been no investments in the partnership.

NOTE 17    LIENS
-------    -----

           (A) To secure its short term liabilities, the Company has registered unlimited charges on its assets in favor of Bank Hapoalim, Ltd. and Bank Leumi Ltd as detailed below:

           1. Current liens on all assets, securities, notes and other trade instruments which are deposited with Bank Hapoalim, Ltd, and Bank Leumi Ltd.

           2. The amounts of credit secured with these liens are shown in the following items (See Note 10) of the Company's balance sheets:

                                                            2000         1999
                                                        ----------   -----------

           Short term credit                            $  716,482   $ 2,012,542
                                                        ==========   ===========

           (B) The Company provided bank guarantees to insure its liabilities to the Israeli Ministry of Defense and a supplier of the Company in the amount of $3,680 and $6,795, respectively (translated using the average exchange rate for the latest period presented).

NOTE 18    SHARE CAPITAL
-------    -------------

                    EXPORT EREZ USA, INC. AND SUBSIDIARIES
                  (FORMERLY EXPORT EREZ, LTD. AND SUBSIDIARY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2000 AND 1999
                       --------------------------------

           On May 25, 2000 the Company issued 500,000 common shares to sixty employees, consultants and service providers for past services rendered. For financial accounting purposes the shares were valued at the selling security holders offering price of $.3078 per share as indicated in the Company's Form SB-2, as amended. Accordingly, the Company recognized an expense of $153,900, which is included in general and administrative expenses.

           At December 31, 2000 and 1999 the capital stock of the Company is as follows after giving effect to the recapitalization discussed in Note 1:

                                                                Number of Shares
                                                        --------------------------------
                                     Common Stock         Issued and
                                        Amount            Outstanding        Authorized
                                     -------------      --------------     -------------
              2000                           1,250          12,500,000       100,000,000
                                     =============      ==============     =============
              1999                           1,200          12,000,000       100,000,000
                                     =============      ==============     =============

NOTE 19    FINANCIAL INSTRUMENTS
-------    ---------------------

           (A) Fair Value of Financial Instruments
           ---------------------------------------

           The Company's financial instruments are principally non-derivative assets and non-derivative liabilities (non-derivative assets include cash and cash equivalents, deposits in banks and other financial institutions, marketable securities, trade accounts receivable, receivables and other debit balances; non-derivative liabilities include short-term credit from banks and others, trade accounts payable, and payables and other credit balances). Because of the nature of these financial instruments, fair value generally equals or approximates the amounts presented in the financial statements.

           (B) Interest Rate Risk
           ----------------------

           The interest rates of the loans are disclosed in Note 10 to the financial statements.

           (C) Concentrations of Credit Risk
           ---------------------------------

           At December 31, 2000 and 1999, the Company held cash and cash equivalents, in the total amount of $663,295 and $681,291 respectively and most of these amounts were deposited with Israeli banks. Under Israeli law, the Bank of Israel insures all bank deposits without limits on the amount. Therefore, the Company does not anticipate losses in respect to these items.

           The majority of the Company's sales are made to Government institutions and the private market in Israel. Consequently, the exposure to credit risks relating to trade receivables is limited.

                    EXPORT EREZ USA, INC. AND SUBSIDIARIES
                  (FORMERLY EXPORT EREZ, LTD. AND SUBSIDIARY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2000 AND 1999
                       --------------------------------

           The Company performs ongoing credit evaluations of its customers and generally does not require collateral. An appropriate allowance for doubtful accounts is included in the accounts.

NOTE 20    RELATED PARTIES
-------    ---------------

           (A) Transactions with Related Parties
           -------------------------------------

           The Company has signed lease agreements with the principal shareholder in the Company and a sublease agreement with its wholly-owned subsidiary, Mayotex Ltd. (See Note 16(A)).

           (B) Income and Expenses from Transactions with Related Parties
           --------------------------------------------------------------

                                                                             2000               1999
                                                                         -------------      ------------
           Expenses
           Salaries and related expenses                                 $      79,303      $     69,005
           Lease and rent expenses                                              83,391            84,919
           (C) Balances with Related Parties
           ---------------------------------

                                                                             2000                1999
                                                                         -------------      ------------

           Trade accounts receivable, net (See Note 3(B))                $       6,049      $      6,864
           Other accounts payable (receivable) and credit balances                (748)              381

NOTE 21    SUPPLEMENTARY INFORMATION TO STATEMENTS OF OPERATIONS INCLUDING
-------    ---------------------------------------------------------------
           CONCENTRATIONS
           --------------

           (A) Sales and Income from Operations:

           1.     Composed as follows:

                                                Civilian          Military          Military
                                                 Local              Local            Export        Consolidated
                                              -----------        -----------       -----------     ------------
            December 31, 2000
             Net Sales                        $ 1,630,860        $ 1,580,334       $ 1,279,767      $ 4,490,961
             Income from operations               268,432            203,744           231,541          703,717

            December 31, 1999
             Net Sales                        $ 1,508,860        $ 2,268,921       $   713,117      $ 4,490,898

                    EXPORT EREZ USA, INC. AND SUBSIDIARIES
                  (FORMERLY EXPORT EREZ, LTD. AND SUBSIDIARY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2000 AND 1999
                       --------------------------------

             Income from operations               239,152             294,451          133,628          667,231

           2.  Sales to Single Customers Exceeding 10% of Sales

                                                            2000             1999
                                                       -------------    -------------
             Customer A                                $   1,213,781    $   2,073,623
             Customer B                                      673,196                -

           (B) Cost of Sales and Processing:
           ---------------------------------

                                                            2000             1999
                                                       -------------    -------------
           Purchases of raw materials                  $   2,126,334    $   2,106,825
           Salaries and related expenses                     653,152          858,592
           Maintenance                                        51,712           34,858
           Lease and rent                                    136,465          146,998
           Quality control                                     4,340           14,113
           Shipment                                            3,403            8,327
           Depreciation                                       39,803           36,808
           Vehicles maintenance                               21,987           14,166
           Changes in inventory                             (180,570)         (99,013)
                                                       -------------    -------------
                                                       $   2,856,626    $   3,121,674
                                                       =============    =============

           (C) Selling Expenses:
           ---------------------

                                                            2000             1999
                                                       -------------    --------------
           Sales commissions and consulting fees       $     166,994    $      179,869
           Advertising and sales promotion                   161,018            64,906
                                                       -------------    --------------
                                                       $     328,012    $      244,775
                                                       =============    ==============

           (D) General and Administrative Expenses:
           ----------------------------------------

                                                            2000             1999
                                                       -------------    --------------
           Salaries and related expense                $      11,125    $      107,025
           Professional services                              22,111           173,662
           Office maintenance                                 34,682            38,169
           Bank services                                      21,403            16,373
           Insurance                                          22,030            11,580

                    EXPORT EREZ USA, INC. AND SUBSIDIARIES
                  (FORMERLY EXPORT EREZ, LTD. AND SUBSIDIARY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2000 AND 1999
                       --------------------------------

           Security                                                                    -         36,217
           Vehicles maintenance                                                   29,187         14,538
           Depreciation and amortization                                          44,168         33,201
           Bad debt expense                                                       13,163         15,378
           Other                                                                   4,737         11,075
                                                                             -----------    -----------
                                                                             $   602,606    $   457,218
                                                                             ===========    ===========

           (E) Financial Income (Expense), Net:
           ------------------------------------

                                                                                 2000           1999
                                                                             -----------    -----------
           Interest on short-term bank credit                                $    (79,397)  $   (78,085)
           Interest on short-term loan, net                                       (65,650)      (45,944)
           (Income) loss on sale of marketable securities, net                      3,335       (37,559)
           Dividend income from marketable securities                                   -       217,603
            Interest income from short-term deposits and securities                28,685        32,919
                                                                             ------------   -----------
                                                                             $   (113,027)  $    88,934
                                                                             ============   ===========

NOTE 22    AGREEMENT
-------    ---------

           In November 1998, the Company executed an agreement with a consultant whereby the consultant will provide services with regard to assisting the Company to become a public company in the United States (See Note
           23). The fee to be paid by the Company is $140,000 and a 5-year transferable warrant to acquire up to 250,000 registered shares of the Company's common stock at an exercise price of $1.00 per share. During 2000, 1999 and 1998 the Company paid and expensed $0, $35,000 and $70,000, respectively under this agreement. Payment of the remaining balance of $35,000 was due upon the performance of additional services and therefore no liability has been recorded at December 31, 2000 and 1999. The warrants were valued at zero under the Black-Scholes method since the exercise price greatly exceeded the estimated fair market value of the shares of the Company.

NOTE 23    SUBSEQUENT EVENT
-------    ----------------
           The Securities and Exchange Commission declared the Company's previously filed SB-2 registration statement effective on February 13, 2001.