Form 10QSB
period 2001-03-31
EXPORT EREZ USA INC
filed 2001-05-21
CIK 1115430

SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C. 20549

                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the quarterly period ended
             March 31, 2001
or

[  ] TRANSITION REPORT PURSUANT TO SECTION
   13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934
    For the transition period from   to

     Commission file number: 333-39254

            EXPORT EREZ USA, INC.
    (Exact name of small business issuer
               in its charter)

       Delaware            52-2237043
(State or other            (I.R.S. Employer
jurisdiction of             Identification No.
incorporation or
organization)

               Industrial Zone Erez
                  P.O. Box 779
             Ashkelon, Israel 78101
    _________________________________________
   (Address of principal executive offices)
                 (zip code)

 Issuer's Telephone Number:  011 972 7 689
1611

Indicate by check mark whether the registrant
(1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the last 12
months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                  No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class             Outstanding at
                     March 31, 2001

Common Stock,
par value $0.0001        12,500,000


             PART I

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


EXPORT EREZ USA, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2001


EXPORT EREZ USA, INC. AND SUBSIDIARIES



                     CONTENTS



PAGES
1 - 2 CONSOLIDATED BALANCE SHEETS AS OF MARCH
      31, 2001 (UNAUDITED) AND DECEMBER 31,
      2000

PAGE 3 CONSOLIDATED STATEMENTS OF INCOME AND
        COMPREHENSIVE INCOME (UNAUDITED) FOR THE
       THREE MONTHS ENDED MARCH 31, 2001 AND
       2000

PAGE 4 CONSOLIDATED STATEMENTS OF CASH FLOWS
       (UNAUDITED) FOR THE THREE MONTHS ENDED
       MARCH 31, 2001 AND 2000

PAGES 5 - 6  NOTES TO CONSOLIDATED FINANCIAL
       STATEMENTS AS OF MARCH 31, 2001

      EXPORT EREZ USA, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS

                    ASSETS
                               March 31,
                               2001           December
                              (Unaudited)     31, 2000
CURRENT ASSETS
Cash and cash equivalents      $  685,347      $  663,295
Trade accounts receivable,
   net                            897,495         901,382
Trade accounts receivable -
   related parties, net             5,820           6,049
Other receivables and debit
   balances                        30,848          37,228
Inventory                         825,030         892,466
Deferred taxes                     31,821          33,077
                                ---------       ---------
  Total Current Assets          2,476,361       2,533,497
                                ---------       ---------

INVESTMENTS AND DEPOSITS
Investment in marketable
   securities                     647,743         795,074
Deposits for the severance of
  employer-employee relations     245,862         261,095
Deferred taxes                     45,595          52,952
Intangible assets                  72,323          77,963
                                ---------       ---------
   Total Investments And
      Deposits                  1,011,523       1,187,084
                                ---------       ---------

PROPERTY, PLANT AND
  EQUIPMENT, NET                  404,974         404,751

TOTAL ASSETS                   $3,892,858      $4,125,332
============                   ==========      ==========

      EXPORT EREZ USA, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS

         LIABILITIES AND SHAREHOLDERS' EQUITY

                                 March 31,
                                 2001           December
                                (Unaudited)     31, 2000

CURRENT LIABILITIES
  Short-term bank credit        $   715,461     $   716,482
  Trade accounts payable            852,833       1,085,755
  Other accounts payable and
     credit balances                338,904         277,966
                                  ---------       ---------
Total Current Liabilities         1,907,198       2,080,203
                                  ---------       ---------

LONG - TERM LIABILITIES
  Long-term loan                       -             10,885
  Provision for the severance of
    employer-employee relations     189,155         180,121
                                  ---------       ---------
    Total Long-Term Liabilities     189,155         191,006
                                  ---------       ---------

TOTAL LIABILITIES                 2,096,353       2,271,209
                                  ---------       ---------
SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value,
20,000,000 shares authorized, none
issued and outstanding                -               -
Common stock, $0.0001 par value,
100,000,000 shares authorized,
12,500,000 and 12,500,000 issued
and outstanding                       1,250            1,250
Additional paid-in capital          159,385          159,385
Retained earnings                 1,965,134        1,823,902
Accumulated other comprehensive
  income (loss)                    (329,264)        (130,414)
                                   ---------        ---------
Total Shareholders' Equity        1,796,505         1,854,123
                                   ---------        ---------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY            $3,892,858      $ 4,125,332
======================            ==========      ===========

      EXPORT EREZ USA, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME
             AND COMPREHENSIVE INCOME
                   (UNAUDITED)

                                   For the          For the
                                   Three Months     Three Months
                                   Ended            Ended
                                   March 31, 2001   March 31, 2000

REVENUES                          $  1,097,070      $ 1,257,091
Cost of sales and processing           757,863          727,968
                                  ------------      -----------
Gross profit                           339,207          529,123
                                  ------------      -----------
OPERATING EXPENSES
Selling expenses                        61,605           35,834
General and administrative expenses     82,272           98,776
                                  ------------      -----------
TOTAL OPERATING EXPENSES               143,877          134,610
                                  ------------      -----------
INCOME FROM OPERATIONS                 195,330          394,513
                                  ------------      -----------
OTHER INCOME (LOSS)
  Interest, dividends and gain
   (loss) on sale of securities
    income, net                         10,966          (41,514)
Other income - net                      17,912            2,302
                                  ------------      -----------
TOTAL OTHER INCOME (LOSS)               28,878          (39,212)
                                  ------------      -----------
INCOME BEFORE INCOME TAXES             224,208          355,301
  Income tax expense                    82,977          124,350
                                  ------------      -----------
NET INCOME                        $    141,231       $  230,951
                                  ------------      -----------
OTHER COMPREHENSIVE INCOME
  Foreign currency translation
    gain (loss)                        (73,844)          39,602
Unrealized gain (loss) on
    available-for-sale securities     (125,005)          72,305
                                  ------------      -----------
Other comprehensive income (loss)
   before tax                         (198,849)         111,907
Income tax (expense) benefit related
   to items of other comprehensive
   income                                  -               -
                                  ------------      -----------
TOTAL OTHER COMPREHENSIVE INCOME
  (LOSS), NET OF TAX                $  (198,849)    $   111,907
==============================      ===========     ===========
COMPREHENSIVE INCOME                $    13,967     $   342,858
==============================      ===========     ===========
Net income per ordinary share -
  basic and diluted                 $   .01         $    .02
==============================      ===========     ===========
Weighted average number of shares
  outstanding during the period -
  basic and diluted                  12,500,000      12,000,000
==============================      ===========     ===========


      EXPORT EREZ USA, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (UNAUDITED)

                                       For the          For the
                                       Three Months     Three Months
                                       Ended            Ended
                                       March 31, 2001   March 31, 2000


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                           $   141,231       $   230,951
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
  Stock based compensation                   -                 -
  Depreciation and amortization             20,350            18,346
Decrease (increase) in provision for the
severance of employer-employee relations    21,552             1,552
Decrease (increase) in deferred taxes        5,437              (335)
Decrease (increase) in trade accounts
  receivable                               (30,864)          213,070
Decrease (increase) in other receivables
  and debit balances                         5,051            93,473
Decrease (increase) in inventory            34,110           (49,559)
Loss (gain) from investment in marketable
  securities                                  -               (3,289)
Loss (gain) from sale of fixed assets       (15,424)          (2,303)
Increase (decrease) in trade accounts
  payable                                  (194,946)        (132,633)
Increase (decrease) in other accounts
  payable nd credit balances                 72,427          120,294
                                        -----------      ------------
   Net Cash Provided By (Used In)
     Operating Activities                    58,924          489,567

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                  (35,508)         (37,806)
  Proceeds from sale of fixed assets         17,445            2,461
  Investment in marketable securities        (8,801)        (308,703)
  Proceeds from sale of marketable securities   -          1,428,850
                                        -----------      ------------
     Net Cash Provided By (Used In)
      Investing Activities                  (26,864)       1,084,802
                                        -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term bank credit, net                26,637       (1,392,415)
  Long-term bank credit, net                (10,650)          -
                                        -----------      ------------
  Net Cash Provided By (Used In)
    Financing Activities                     15,987        (1,392,415)
                                        -----------      ------------
  Effect of exchange rate changes on cash   (25,995)           21,222
                                        -----------      ------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                             22,052           203,176

CASH AND CASH EQUIVALENTS
 - BEGINNING OF PERIOD                      663,295           681,291
                                        -----------      ------------
CASH AND CASH EQUIVALENTS -
  END OF PERIOD                         $   685,347       $   884,467
                                         ==========       ===========


NOTE 1    BASIS OF PRESENTATION

The accompanying unaudited consolidated
financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the
consolidated financial statements and
footnotes included in the Company's Form
10-KSB for the year ended December 31, 2000.

NOTE 2    INVENTORY

Inventory at March 31, 2001 consisted of the following:

Raw materials             $   625,068
Work in process                53,727
Finished goods                146,235
                          -----------
                          $   825,030
                          ===========

NOTE 3    LONG-TERM LOAN

On February 1, 2000, Export Erez Ltd.
borrowed $123,750 at an interest rate of 10.8%. The terms are 24 monthly payments commencing March 1, 2000 with each payment consisting of a fixed amount of principal along with accrued interest. As of March 31, 2001, the balance of the loan was $54,967, all of which is included in short-term bank credit.

NOTE 4    SEGMENTS

The Company has two strategic business units:
the civilian market and the military market.
The military market is further broken down between local and export sales in order to better analyze trends in sales and profit margins. The Company does not allocate assets between segments because several assets are used in more than one segment and any allocation would be impractical.

                        Civilian   Military  Military  Consolidated
                        Local      Local     Export

March 31, 2001
Net Sales               486,146    516,621    94,303    1,097,070
Income from operations  118,782     60,988    15,560      195,330

March 31, 2000
Net Sales               483,540    724,705    48,846    1,257,091
Income from operations  179,952    210,165     4,396      394,513


NOTE 5    SUBSEQUENT EVENT

Export Erez USA is in final negotiations to purchase Orlite Ltd. in a stock for stock transaction. Prior to the acquisition,
Export Erez Ltd. had entered into a joint venture with Orlite. The intent of the acquisition is to dissolve the joint venture between Export Erez Ltd. and Orlite and for Export Erez Ltd. to acquire all of Orlite's equipment used in the production of ballistic helmets including any intangible knowledge.
Thereafter, Export Erez Ltd. will produce and market these products on its own.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND  RESULTS OF
        OPERATIONS

OPERATIONS


     Export Erez USA, Inc.  is a holding company
whose subsidiaries, Export Erez, Ltd. and
Mayotex. Ltd., have been operating in excess of
ten years   Export Erez Ltd. was formed and
registered on January 23, 1983 under the name
R.T.V. Ltd. as a limited shares company under the Companies Ordinance of the State of Israel and changed its name to Export Erez Ltd. on April 25, 1987. Export Erez Ltd. primarily produces and markets textile products designed to provide personal protection, such as bulletproof vests, and associated heavy fabric products, such as tents and other camping equipment. It has been a supplier to the Israeli military for over 12 years.

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

     Export Erez USA anticipates that it may
expand its operations through development of its own marketing and sales and through acquisitions of similar or related companies. Export Erez is currently in discussions with a company with a similar product line for a possible acquisition of that company. Export Erez has not yet entered into any agreements to proceed. If Export Erez enters into a business combination, it will file a Form 8-K noticing such transaction.

Overview

     Export Erez USA's strategic objectives are as follows:

     To develop high tech products, including:
     stab-proof fabric, ballistic helmets,
     ballistic ceramic boards, one-way protective windows, Kevlar fabric, dry storage, ballistic wall coverings, and oil and fuel pillow type storage tanks in the year 2001 to 2002.

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

       In the end of 2000 and beginning of 2001, Export Erez USA purchased heavy machines and knowledge in manufacturing ballistic ceramic boards and started to produce and sell in Israel and abroad its new products.

       Expanding its product range requires Export
Erez USA to make considerable investments in research and development, and penetrating markets outside Israel also involves heavy expenses.
Export Erez USA intends to develop the following products between 2001 and 2003: anti-stab cloth, ballistic helmets, ballistic ceramic plates, one-way protective windows, Kevlar fabric, dry storage, ballistic wall coverings, and oil and fuel pillow type storage tanks.

       Export Erez USA intends to spend funds, when and if available, if ever, on commencing production and marketing of new products, construction of a new manufacturing and office complex, new equipment and upgrading its existing equipment.

       Export Erez USA has applied for listing
of its securities on the NASD OTC Bulletin Board.
As of the date of this filing, it has not yet received acceptance for such listing.

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

       In March 1999, Export Erez USA signed a
limited partnership agreement with Orlite Ltd., a public company whose stock is traded on the Tel
Aviv stock exchange, for the production of ballistic helmets for export from Israel. The partnership operated throughout 1999 on a limited basis only, because the approval required from the Business Restrictions Authority had not yet been given. Approval was expected in the course of the year 2001. Export Erez USA has offered to Orlite Ltd. to terminate the partnership. Export
Erez USA will purchase all the equipment and know-how of Orlite Ltd. for production of ballistic helmets and Export Erez USA will produce and market the helmets by itself. Export
Erez USA expects that Orlite Ltd. will accept this offer.

Three Months Ending March 31, 2001 Compared to Three Months
Ended March 31, 2000

       Sales in the three months ending March 2001 decreased to $1,097,070 compared to $1,257,091 in the previous year due to process of reorganization in the local military market caused by increasing tense situation with Palestinian Authorities.

       The cost of sales and processing remained relatively constant in the three months ended
March 31, 2001 at $757,863 compared to $727,968
for the same three months in 2000.

       Selling expenses in the three months ended
March 31, 2001increased to $61,605 compared to
$35,834 for the same three months in 2000. This change is the result of increase in exports from $48,846 in March 31, 2000 to $94,303 in March
31, 2001 and as a result of increase in
commissions paid to agents.

       General and administrative costs in the
three months ended March 31, 2001 decreased to $82,272 compared to $98,776 for the same three months in 2000, primarily the result of the decrease in professional expenses.

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

       Most company sales are the result of winning tenders in both the domestic market and the world market. The tenders are obtained through agents which the company operates in the local and overseas market. Below is the composition of sales for 1999 and 2000:


                       1999 ($)        2000 ($)

Sales to the local
  market  civilian   $1,508,860      1,630,860
Sales to the local
   market military    2,268,921      1,580,334
Export sales
    military            713,117      1,279,767
Consolidated         $4,490,898      4,490,961

       In 2000, Export Erez USA increased its
number of customers but decreased amount of its
sales to single customers exceeding 10% of sales
from one customer in 1999 of $2,073,623 to two
customers in 2000 aggregating $1,886,977 in
sales.  The sales to the military local market
dropped in 2000 by 30%.   Export Erez had
forecasted this drop and increased its efforts to penetrate to new markets. The Company believes its efforts were successful and anticipates open order demands from the local military market to be greater in 2001 than in 2000.

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

Open Orders

       Unfulfilled open orders at March 31, 2001, totaled $1,300,000 and are scheduled for filling within the next four months.

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

       The development of these products will be with staff engineers. Export Erez USA will work in the development of the ballistic helmets.
Export Erez USA anticipates that these products will be approximately in 20% production in the year 2002 increasing to full production by the year 2005. Export Erez USA anticipates that in order to fund the research and development for these products, it may effect an offering of its equity securities. If Export Erez USA is unable to effect an offering of its securities, it may fund its research and development through its operating funds. In such event, the timing of its anticipated research and development and subsequent production schedule would be slowed.

Potential Acquisition

       Export Erez is in negotiations to
acquire a company that is one of its
competitors. The acquisition is contemplated to be an exchange of common stock of Export Erez for the outstanding stock of the acquired company.
As of the date of this report, no agreements or contracts have been executed effecting this acquisition.

           PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    There are no legal proceedings against
the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS

    Not applicable.

ITEM 5.  OTHER INFORMATION

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibits

    (b)     Reports on Form 8-K

    There were no reports on Form 8-K filed
by the Company during the quarter.


                   SIGNATURES

    Pursuant to the requirements of the
Securities Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


            EXPORT EREZ (USA), INC.
            By /s/ Joseph Postbinder

            May 18, 2001