Form 10QSB
period 2001-06-30
EXPORT EREZ USA INC
filed 2001-08-21
CIK 1115430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)
        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  June  30,  2001
     or

[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR
        15(d)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
        For  the  transition  period  from     to

                        Commission file number: 333-39254

                             EXPORT EREZ USA, INC.
              (Exact name of small business issuer in its charter)

       Delaware                                       52-2237043
---------------                                       ----------
(State  or  other  jurisdiction  of                (I.R.S. Employer
incorporation  or organization)                    Identification No.)

                               Industrial Zone Erez
                                  P.O. Box 779
                             Ashkelon, Israel 78101
              ----------------------------------------------------
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


            Class                         Outstanding  at  June  30,  2001

Common  Stock,  par  value  $0.0001       13,157,900

                                     PART I
                   PART  I  --  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS



                              EXPORT EREZ USA, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JUNE  30, 2001

                                   CONTENTS
                                 -----------



PAGES        1 - 2   CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

PAGE         3       CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
                     FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

PAGE         4       CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

PAGES        5 - 6   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2001



                       EXPORT EREZ USA, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                       --------------------------------------


                                           ASSETS
                                           ------
                                                          June 30, 2001
                                                           (Unaudited)    December 31, 2000
                                                          -------------  ------------------
CURRENT ASSETS
Cash and cash equivalents                                  $    698,004  $          663,295
Trade accounts receivable, net                                2,818,471             901,382
Trade accounts receivable - related parties, net                191,193               6,049
Other receivables and debit balances                            484,651              37,228
Inventory                                                     2,150,446             892,466
Deferred taxes                                                   66,968              33,077
                                                           ------------  ------------------
   Total Current Assets                                       6,409,733           2,533,497
                                                           ------------  ------------------

NON-CURRENT ASSETS
Investment in marketable securities                             694,663             795,074
Deposits for the severance of employer-employee relations       460,084             261,095
Deferred taxes                                                  719,994              52,952
Intangible assets                                                70,200              77,963
                                                           ------------  ------------------
   Total Non-Current Assets                                   1,944,941           1,187,084
                                                           ------------  ------------------

PROPERTY, PLANT AND EQUIPMENT, NET                            2,063,582             404,751
                                                           ------------  ------------------
TOTAL ASSETS                                               $ 10,418,256  $        4,125,332
------------                                               ============  ==================


    The accompanying notes are an integral part of the financial statements.


                                      -1-

                     EXPORT EREZ USA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      ------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


                                                           June 30, 2001
                                                            (Unaudited)     December 31, 2000
                                                           -------------  -------------------
CURRENT LIABILITIES
Short-term bank credit                                       $ 3,309,726   $          716,482
Trade accounts payable                                         2,422,179             1085,755
Other accounts payable and credit balances                       808,324              277,966
                                                             -----------   ------------------
   Total Current Liabilities                                   6,540,229            2,080,203
                                                             ------------  ------------------

LONG - TERM LIABILITIES
Long-term loan                                                    11,496               10,885
Related party loan payable                                        51,551                    -
Provision for the severance of employer-employee relations       428,446              180,121
                                                             ------------  ------------------
   Total Long-Term Liabilities                                   491,493              191,006
                                                             ------------  ------------------

TOTAL LIABILITIES                                              7,031,722            2,271,209
                                                             ------------  ------------------
MINORITY INTERESTS                                               484,955                   -
                                                             ------------  ------------------
SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized, none issued and outstanding                                -                    -
Common stock, $0.0001 par value, 100,000,000 shares
 authorized, 13,157,900 and 12,500,000 issued and
outstanding                                                        1,316                1,250
Additional paid-in capital                                     1,146,169              159,385
Retained earnings                                              2,036,631            1,823,902
Accumulated other comprehensive income (loss)                   (282,537)            (130,414)
                                                              -----------  -------------------
   Total Shareholders' Equity                                  2,901,579            1,854,123
                                                             ------------  -------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $10,418,256   $        4,125,332
------------------------------------------                   ============  ===================


    The accompanying notes are an integral part of the financial statements.

                                      -2-

                                   EXPORT EREZ USA, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                                     AND COMPREHENSIVE INCOME (LOSS)
                                             (UNAUDITED)
                                             -----------

                                                    For the Three   For the Three  For the Six   For the Six
                                                        Months         Months        Months       Months
                                                       Ended June    Ended June    Ended June    Ended June
                                                        30, 2001      30, 2000      30, 2001      30, 2000
                                                      ------------  ------------  ------------  ------------
REVENUES                                              $   942,188   $ 1,288,978   $ 2,039,258   $ 2,546,069
Cost of sales and processing                              616,126       848,669     1,373,989     1,576,637
                                                      ------------  ------------  ------------  ------------
Gross profit                                              326,062       440,309       665,269       969,432
                                                      ------------   -----------  ------------  ------------

OPERATING EXPENSES
Selling expenses                                           40,292        60,458       101,897        96,292
General and administrative expenses                       182,296       240,331       264,568       339,107
                                                      ------------   -----------  ------------  ------------
TOTAL OPERATING EXPENSES                                  222,588       300,789       366,465       435,399
                                                      ------------   -----------  ------------  ------------
INCOME FROM OPERATIONS                                    103,474       139,520       298,804       534,033
                                                      ------------   -----------  ------------  ------------
OTHER INCOME (LOSS)
Interest, dividends and gain (loss) on sale of
securities income, net                                    (41,012)      (20,724)      (30,046)      (62,238)
Other income - net                                         31,116           (13)       49,028         2,289
Minority interest                                          (7,313)            -        (7,313)            -
                                                      ------------   -----------  ------------  ------------
TOTAL OTHER INCOME (LOSS)                                 (17,209)      (20,737)       11,669       (59,949)
                                                      ------------   -----------  ------------  ------------
INCOME BEFORE INCOME TAXES                                 86,265       118,783       310,473       474,084
Income tax expense                                         14,766       100,195        97,743       224,545
                                                      ------------   -----------  ------------  ------------
NET INCOME                                            $    71,499   $    18,588   $   212,730   $   249,539
----------                                            ------------   -----------  ------------  ------------

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)                   15,702       (19,564)      (58,142)       20,038
Unrealized gain (loss) on available-for-sale
 securities                                                31,023       (18,077)      (93,982)       54,228
                                                      ------------   -----------  ------------  ------------
Other comprehensive income (loss) before tax               46,725       (37,641)     (152,124)       74,266

Income tax (expense) benefit related to items of
 other comprehensive income                               (16,821)       13,551        54,765       (26,736)
                                                      ------------   -----------  ------------  ------------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX        29,904       (24,090)      (97,359)       47,530
                                                      ------------   -----------  ------------  ------------
COMPREHENSIVE INCOME (LOSS)                           $   101,403   $    (5,502)  $   115,371   $   297,069
---------------------------                           ============   ===========  ============  ============

Net income per ordinary share - basic and diluted     $      0.01   $      0.00   $      0.02   $      0.02
                                                      ============   ===========  ============  ============
Weighted average number of shares outstanding
during the period - basic and diluted                  12,593,986    12,203,297    12,547,252    12,101,648
                                                      ============   ===========  ============  ============



    The accompanying notes are an integral part of the financial statements.

                                      -3-

                                   EXPORT EREZ USA, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)
                                   --------------------------------------

                                                                                   For The Six      For The Six
                                                                                  Months Ended     Months Ended
                                                                                  June 30, 2001    June 30, 2000
                                                                                 ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                       $      212,730   $      249,539
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization                                                            55,431           36,736
Stock based compensation                                                                      -          153,900
Gain from investment in marketable securities                                                 -           (3,269)
Gain from sale of fixed assets                                                          (15,377)          (2,289)
Decrease (increase) in deposits for employee severance                                    1,426            9,901
Decrease (increase) in deferred taxes                                                       221             (915)
Decrease (increase) in trade accounts receivable                                       (337,345)        (564,386)
Decrease (increase) in other receivables and debit balances                               4,486           93,263
Decrease (increase) in inventory                                                         22,860              640
Increase (decrease) in trade accounts payable                                           (51,457)        (348,104)
Increase (decrease) in other accounts payable and credit balances                       109,082          296,276
Increase (decrease) in provision for employee severance                                   7,676                -
                                                                                 ---------------  ---------------
   Net Cash Provided By (Used In) Operating Activities                                    9,733          (78,708)
                                                                                 ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                                (60,927)         (53,880)
Proceeds from sale of fixed assets                                                       17,392            2,446
Investment in marketable securities                                                     (18,397)        (318,626)
Proceeds from sale of marketable securities                                                   -        1,420,141
Cash acquired in acquisition of Achidatex                                                39,147                -
Advances related to acquisition, net                                                     56,820                -
Loan to subsidiary                                                                     (480,000)               -
                                                                                 ---------------  ---------------
   Net Cash Provided By (Used In) Investing Activities                                 (445,965)       1,050,081
                                                                                 ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term bank credit, net                                                             515,141       (1,117,165)
Long-term bank credit, net                                                                    -          102,789
Proceeds used to pay long-term loan                                                     (10,885)               -
                                                                                 ---------------  ---------------
   Net Cash Provided By (Used In) Financing Activities                                  504,256       (1,014,376)
                                                                                 ---------------  ---------------
Effect of exchange rate changes on cash                                                 (33,315)          10,818
                                                                                 ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     34,709          (32,185)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                         663,295          681,291
                                                                                 ---------------  ---------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                         $     698,004       $  649,106
-----------------------------------------                                        ===============  ===============

INTEREST PAID                                                                     $     43,665        $   51,859
                                                                                 ===============  ===============
TAXES PAID                                                                        $     59,407        $  131,669
----------                                                                       ===============  ===============

    The accompanying notes are an integral part of the financial statements.

                     EXPORT EREZ USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2001
                            -----------------------

NOTE  1     BASIS  OF  PRESENTATION
-------     -----------------------

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

NOTE  2     INVENTORY
-------     ---------

Inventory  at  June  30,  2001  consisted  of  the  following:

Raw materials                                 $     1,107,449
Work in process                                       314,138
Finished goods                                        728,859
                                             ----------------
                                              $     2,150,446
                                             ================

NOTE  3     LONG-TERM  LOAN
-------     ---------------

On February 1, 2000, the Company's wholly owned subsidiary Export Erez Ltd. borrowed $123,750 at an interest rate of 10.8%. The terms are 24 monthly payments commencing March 1, 2000 with each payment consisting of a fixed amount of principal along with accrued interest. As of June 30, 2001, the balance of the loan was $40,267, all of which is included in short-term bank credit.

On March 7, 2000, Achidatex Nazareth Elite (1977) Ltd. ("Achidatex"), the Company's newly acquired subsidiary, borrowed $27,500 at an interest rate of 8.18% (See Note 5). The terms are 36 monthly payments commencing April 1, 2000 with each payment consisting of a fixed amount of principal along with accrued interest. As of June 30, 2001, the balance of the loan was $16,006, of which $4,510 is included in short-term bank credit and $11,496 is included in long-term loan.

NOTE  4     STOCKHOLDERS'  EQUITY
-------     ---------------------

In June 2001, the Company authorized the issuance of 657,900 shares of common stock to acquire 76% of the outstanding shares of Achidatex (See Note 5). Although the stock certificates for the 657,900 shares were not physically issued until August 8, 2001, the shares were effectively issued as of June
18,  2001.

    The accompanying notes are an integral part of the financial statements.

                     EXPORT EREZ USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2001
                            -----------------------

NOTE  5     ACQUISITION  OF  SUBSIDIARY
-------     ---------------------------

ACHIDATEX  NAZARETH  ELITE  (1977)  LTD.
----------------------------------------

Effective June 18, 2001, the Company acquired 76% of the total share capital of Achidatex Nazareth Elite (1977) Ltd. ("Achidatex") by issuing 657,900 shares of its common stock valued at $1.50 per share resulting in a total purchase price of $986,850. The acquisition has been accounted for as a purchase, and accordingly, the consolidated financial statements have been prepared to include the results of operations of Achidatex beginning from the date of acquisition. The excess of the total net fair value of the assets acquired of $1,512,668 over the purchase price of $986,850, in the amount of $525,818, has been recorded as a reduction in the fair market value assigned to the fixed assets of Achidatex.

NOTE  6     PURCHASE  OF  ASSETS
-------     --------------------

On May 9, 2001, the Company purchased from Orlite Ltd. $7,245 of equipment and $13,025 of inventory used in the production of ballistic helmets including intangible knowledge. The Company began manufacturing ballistic helmets during the period and the results are included in the accompanying financial statements.

NOTE  7     SEGMENTS
-------     --------

The Company has two strategic business units: the civilian market and the military market. The military market is further broken down between local and export sales in order to better analyze trends in sales and profit margins. The Company does not allocate assets between segments because several assets are used in more than one segment and any allocation would be impractical.

                        Civilian    Military    Military
                          Local      Local       Export   Consolidated
                        ---------   --------    --------  ------------
June 30, 2001
Net Sales                 960,620    804,102     274,536    2,039,258
Income from operations    177,604     94,086      27,114      298,804

June 30, 2000
Net Sales               1,082,079    864,305     599,685    2,546,069
Income from operations    324,793    104,781     104,459      534,033

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
          FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

OPERATIONS

     Export Erez USA, Inc. is a holding company whose subsidiaries, Export Erez, Ltd. and Mayotex. Ltd., have been operating in excess of ten years. Export Erez Ltd. was formed and registered on January 23, 1983 under the name
R.T.V. Ltd. as a limited shares company under the Companies Ordinance of the State of Israel and changed its name to Export Erez Ltd. on April 25, 1987. Export Erez Ltd. primarily produces and markets textile products designed to provide personal protection, such as bulletproof vests, and associated heavy fabric products, such as tents and other camping equipment. It has been a supplier to the Israeli military for over 12 years.

     Mayotex Ltd. was formed and registered on March 7, 1990 as a limited liability company under the Companies Ordinance of the State of Israel. Mayotex is engaged in weaving, improving, processing, dyeing, cutting and sewing of fabric to make the heavy-duty and sometimes bulletproof fabrics used by Export Erez Ltd. to manufacture its finished products and goods.

     In October 2000, Export Erez Ltd. created a wholly-owned subsidiary, Dragonwear Trading Ltd. which is incorporated in Cyprus and is involved with trading textile products.

     The Company's facilities are staffed partly (approximately 27%) by a Palestinian workforce, hired with the cooperation of the Palestinian Authority. Should the Middle East peace process continue to lead to a decrease in hostilities and normalization of relations with the Arab and Islamic world, the Company believes that its history of cooperation and employment with the Gazan Palestinians and the Palestinian Authority will lead to opportunities to penetrate markets in the Arab and Islamic world. If needed, the Company believes that it will be able to employ Israeli workers to satisfy its demands.

    The Company anticipates that it may expand its operations through development of its own marketing and sales and through acquisitions of similar or related companies. The Company is currently in discussions with a company with a similar product line for a possible acquisition or other business alliance. The Company is in the process of analyzing such a transaction and has not yet entered into any agreements to proceed. If the Company enters into a business combination, it will file a Form 8-K noticing such transaction.

OVERVIEW

     Export  Erez  USA's  strategic  objectives  are  as  follows:

     - To develop high tech products, including: stab-proof fabric, ballistic helmets, ballistic ceramic boards, one-way protective windows, Kevlar fabric, dry storage, ballistic wall coverings, and oil and fuel pillow type storage tanks in the year 2001 to 2002.

     - To increase its share of the local defense market to about 35% by the year 2004.

     - To increase its share of the local civilian market to about 25% by the year 2004.

     - To penetrate the international defense market with business worth about $1 million growing by about $1.5 million per annum to the year 2004.

     - To extend activity in the international civilian market starting with activity worth about $0.3 million growing by about $0.5-0.75 million per annum to the year 2004.

ACHIDATEX  NAZARETH  ACQUISITION

     On June 12, 2001 the Company entered into an agreement with Achidatex Nazareth Illit Ltd., Achidatex Ltd., and the shareholders of Achidatex Nazareth for the acquisition of 76% of the outstanding shares of Achidatex Nazareth in exchange for the issuance of shares of common stock of Export Erez USA aggregating 657,900 common shares which represents 5% of its then outstanding shares of common stock. Export Erez USA has agreed that such 5% ownership of shares shall not be diluted as a result of its issuance of additional shares until closing of the first public offering of the common stock of the Company. As part of the agreement, all patents connected with Achidatex Nazareth and held by its shareholders or anyone on their behalf shall be transferred to the Company. Achidatex Nazareth is the manufacturer/ producer of ballistic shields, long term storage systems, combat flak jackets and tents.

     The Company has agreed to loan Achidatex Nazareth $500,000 for payment to Bank Hapoalim Ltd. against the release of an existing encumbrance in the amount of $900,000. The Company has also agreed to give to Bank Igud of Israel securities and/or guarantees in the amount of $500,000 to secure the credit given by Bank Igud to Achidatex Nazareth.

     Joseph Postbinder, the President and Chairman of Export Erez USA, will nominate the Chairman of the Board of Directors of Achidatex Nazareth.

     The  acquisition  was  effected  on  June  18,  2001.

RESULTS  AND  PLAN  OF  OPERATIONS

     During 1999, bulletproof vests developed by the Company were sent to laboratories in the United States for testing, and following the tests, the products were deemed to have met the American N.I.G. standard. Obtaining this standard is intended to provide the Company's products with entree into the American market, and to encourage development of other markets.

     During 1999, the Company enlarged its Internet Web site in order to participate in the worldwide trend towards more electronic trade. The web site is located at www.exporterez.co.il.
                 ---------------------

     At the end of 2000 and beginning of 2001, the Company purchased heavy machines and knowledge in manufacturing ballistic ceramic boards and started to produce and sell in Israel and abroad its new products.

     Expanding its product range requires the Company to make considerable investments in research and development, and penetrating markets outside Israel also involves heavy expenses. The Company intends to develop the following products between 2001 and 2003: anti-stab cloth, ballistic helmets, ballistic ceramic plates, one-way protective windows, Kevlar fabric, dry storage, ballistic wall coverings, and oil and fuel pillow type storage tanks.

     The Company intends to spend funds, when and if available, on commencing production and marketing of new products, construction of a new manufacturing and office complex, new equipment and upgrading its existing equipment.

     The Company intends to apply for listing on the NASD OTC Bulletin Board or for quotation of its securities on the Nasdaq SmallCap Market. The
Company anticipates that it will offer additional shares of its common stock to the public with a view toward raising additional capital with which to effect its development plans. Management also believes that if the Company is able toestablish a public trading market on the NASD OTC Bulletin Board or Nasdaq SmallCap Market it will increase the Company's visibility to government authorities and additional potential civilian customers.

     In March 1999, the Company signed a limited partnership agreement with Orlite Ltd., a public company whose stock is traded on the Tel Aviv stock exchange, for the production of ballistic helmets for export from Israel. The partnership operated throughout 1999 on a limited basis only, because the approval required from the Business Restrictions Authority had not yet been given. Approval was expected in the course of the year 2001. Export Erez USA and Orlite Ltd. have terminated the partnership. On May 9, 2001 Export Erez USA purchased all of the equipment and know-how of Orlite Ltd. for production of ballistic helmets and Export Erez USA will produce and market the helmets by itself.

SIX  MONTHS  ENDED  JUNE  30,  2001  COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     Sales in the six months ended June 30, 2001 decreased to 2,039,258 compared to $2,546,069 for the same six months in 2000 due to decrease in local military demand but the decrease is temporary because of the situation in Israel. The demand is anticipated to increase.

     The cost of sales and processing decreased in the six months ended June 30, 2001 to $1,373,989 compared to $1,576,637 for the same six months in 2000 due to decrease in sales.

     Selling expenses in the six months ended June 30, 2001 increased to $101,897 compared to $96,292 for the same six months in 2000. This change is the result of efforts the Company made to increase the civilian market.

     General and administrative costs in the six months ended June 30, 2001 decreased to $264,568 compared to 339,107 for the same six months in 2000, primarily the result of the company's efforts to cut costs.

THE  YEAR  ENDED  DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     In 2000, revenues of $4,490,961 remained relatively constant with revenues in 1999 of $4,490,898. The cost of raw materials in 2000 of $2,126,334 rose slightly from$2,106,825 in 1999. Salaries and related expenses decreased from $858,592 in 1999 to $653,152 in 2000. The cost of sales and processing decreased from$3,121,674 in 1999 to $2,856,626 in 2000 due predominantly to a decrease in salaries and related expenses of $205,440. Export Erez USA's gross profit rose from $1,369,224 in 1999 to $1,634,335 in 2000 due to the decrease in cost of sales.

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

     Most company sales are the result of winning tenders in both the domestic market and the world market. The tenders are obtained through agents which the company operates in the local and overseas market. Below is the composition of sales for 1999 and 2000:
                                                 1999  ($)          2000  ($)
                                                 ---------          ---------

Sales  to  the  local  market-civilian          $1,508,860          1,630,860
Sales  to  the  local  market-military           2,268,921          1,580,334
Export  sales-military                             713,117          1,279,767
     Consolidated                               $4,490,898          4,490,961

     In 2000, the Company increased its number of customers but decreased amount of its sales to single customers exceeding 10% of sales from one customer in 1999 of $2,073,623 to two customers in 2000 aggregating $1,886,977 in sales. The sales to the military local market dropped in 2000 by 30%. Export Erez had forecasted this drop and increased its efforts to penetrate to new markets. The Company believes its efforts were successful and anticipates open order demands from the local military market to be greater in 2001 than in 2000.

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

OPEN ORDERS

     Unfulfilled open orders at June 30, 2001, totaled $3,000,000 and are scheduled for filling within the next three months. Open orders included certain orders of Achidatex.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's current activities are financed by short term bank loans balanced by short term deposits. The decision regarding the amount of the loans was derived from considerations of the yield on the deposit which is generally in foreign currency (receipts from overseas sales), compared to the cost of short term loans.

     In the years 2001 and 2002, the Company anticipates increasing its research and development of certain items, primarily ballistic helmets, stab-resistant fabric, ceramic ballistic plates and one-way protective windows. The Company anticipates total research and development expenses for 2001 and 2002 at approximately $3,950,000 and $3,250,000, respectively. The Company anticipates that in the year 2003 research and development expenses will decrease to approximately $350,000.

     The development of these products will be with staff engineers. The Company will work in the development of the ballistic helmets. The Company anticipates that these products will be produced at 20% of capacity in the year 2002 increasing to full production by the year 2005. The Company anticipates that in order to fund the research and development for these products, it may effect an offering of its equity securities. If the Company is unable to effect an offering of its securities, it may fund its research and development through its operating funds. In such event, the timing of its anticipated research and development and subsequent production schedule would be slowed.

     The Company borrowed N.I.S 2,000,000 from bank Hapoalim to invest in Achidatex Nazareth. The loan is linked to the Consumer Price Index. The Company will give Bank Igyd of Israel guarantees in the amount of $500,000 to secure the credit given by Bank Igyd to Achidatex.

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

                         EXPORT  EREZ  (USA),  INC.

                   By:  /s/  Joseph  Postbinder
                        ---------------------------
                            Joseph  Postbinder


Dated  August  20,  2001