Form 10QSB
period 2001-09-30
EXPORT EREZ USA INC
filed 2001-11-19
CIK 1115430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)
        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  September 30, 2001

                                or

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


            Class                         Outstanding  at September 30,  2001

Common  Stock,  par  value  $0.0001              13,157,900

                                     PART I
                   PART  I  --  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


                              EXPORT EREZ USA, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2001

                     EXPORT EREZ USA, INC. AND SUBSIDIARIES

                                    CONTENTS
                                    --------



PAGES  1-2   CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30,
             2001 (UNAUDITED) AND DECEMBER 31, 2000

PAGE     3   CONSOLIDATED STATEMENTS OF INCOME AND
             COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND
             NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

PAGE     4   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
             NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

PAGES  5-7   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
             SEPTEMBER 30, 2001

                       EXPORT EREZ USA, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------

                                       ASSETS
                                       ------
                                                           September 30,   December 31,
                                                               2001          2000
                                                           (Unaudited)
                                                        ---------------  ----------
CURRENT ASSETS
Cash and cash equivalents                                  $    591,001  $  663,295
Trade accounts receivable, net                                2,658,380     901,382
Trade accounts receivable - related parties, net                154,278       6,049
Other receivables and debit balances                            684,398      37,228
Inventory                                                     1,801,528     892,466
Deferred taxes                                                   99,927      33,077
                                                           ------------  ----------
  Total Current Assets                                        5,989,512   2,533,497
                                                           ------------  ----------

NON-CURRENT ASSETS
Investment in marketable securities                             597,233     795,074
Deposits for the severance of employer-employee relations       430,420     261,095
Deferred taxes                                                  480,612      52,952
Intangible assets                                                64,659      77,963
                                                           ------------  ----------
   Total Non-Current Assets                                   1,572,924   1,187,084
                                                           ------------  ----------

PROPERTY, PLANT AND EQUIPMENT, NET                            2,017,966     404,751
                                                           ------------  ----------
TOTAL ASSETS                                               $  9,580,402  $4,125,332
-------------                                              ============  ==========

    The accompanying notes are an integral part of the financial statements.

                          EXPORT EREZ USA, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                               ---------------------------
                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------

                                                             September 30,   December 31,
                                                                 2001           2000
                                                              (Unaudited)
                                                           ----------------  -----------
CURRENT LIABILITIES
Short-term bank credit                                          $ 2,807,701   $  716,482
Trade accounts payable                                            1,907,189    1,085,755
Other accounts payable and credit balances                          852,795      277,966
                                                                ------------  -----------
  Total Current Liabilities                                       5,567,685    2,080,203
                                                                ------------  -----------

LONG - TERM LIABILITIES
Long-term loans                                                      57,405       10,885
Provision for the severance of employer-employee relations          408,908      180,121
                                                                ------------  -----------
   Total Long-Term Liabilities                                      466,313      191,006
                                                                ------------  -----------

TOTAL LIABILITIES                                                 6,033,998    2,271,209
                                                                ------------  -----------
MINORITY INTERESTS                                                  521,471            -
                                                                ------------  -----------
SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares
 authorized, none issued and outstanding                                  -            -
Common stock, $0.0001 par value, 100,000,000 shares
 authorized, 13,157,900 and 12,500,000 issued and outstanding         1,316        1,250
Additional paid-in capital                                        1,146,169      159,385
Retained earnings                                                 2,332,997    1,823,902
Accumulated other comprehensive income (loss)                      (455,549)    (130,414)
                                                                ------------  -----------
   Total Shareholders' Equity                                     3,024,933    1,854,123
                                                                ------------  -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 9,580,402   $4,125,332
--------------------------------------------------------------  ------------  -----------

    The accompanying notes are an integral part of the financial statements.


                                      EXPORT EREZ USA, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                          AND COMPREHENSIVE INCOME (LOSS)
                                                    (UNAUDITED)
                                                    -----------

                                                           For the Three   For the Three   For the Nine   For the Nine
                                                           Months Ended    Months Ended    Months Ended   Months Ended
                                                           September 30,   September 30,   September 30,  September 30,
                                                                2001          2000          2001           2000
                                                            ------------  -------------   ------------  ------------
REVENUES                                                    $ 3,599,774   $   955,970   $ 5,639,032   $ 3,502,039
Cost of sales and processing                                  2,438,100       643,261     3,812,089     2,219,898
                                                            ------------  -------------   ------------  ------------
Gross profit                                                  1,161,674       312,709     1,826,943     1,282,141
                                                            ------------  -------------   ------------  ------------

OPERATING EXPENSES
Selling expenses                                                122,385        91,617       224,282       187,909
General and administrative expenses                             416,202        84,833       680,770       423,940
                                                            ------------  -------------   ------------  ------------
TOTAL OPERATING EXPENSES                                        538,587       176,450       905,052       611,849
                                                            ------------  -------------   ------------  ------------
INCOME FROM OPERATIONS                                          623,087       136,259       921,891       670,292
                                                            ------------  -------------   ------------  ------------
OTHER INCOME (LOSS)
Interest, dividends and gain (loss) on sale of securities
income, net                                                     (26,509)      (30,709)      (56,555)      (92,947)
Other income - net                                                4,878             9        53,906         2,298
Less minority interest in income of subsidiary                  (36,474)            -       (43,787)            -
                                                            ------------  -------------   ------------  ------------
TOTAL OTHER INCOME (LOSS)                                       (58,105)      (30,700)      (46,436)      (90,649)
                                                            ------------  -------------   ------------  ------------
INCOME BEFORE INCOME TAXES                                      564,982       105,559       875,455       579,643
Income tax expense                                              268,619           405       366,362       224,950
                                                            ------------  -------------   ------------  ------------
NET INCOME                                                  $   296,363   $   105,154   $   509,093   $   354,693
                                                            ------------  -------------   ------------  ------------

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss), net of minority
 interest                                                       (98,235)       26,624      (156,377)       46,662
Unrealized gain (loss) on available-for-sale securities         (72,453)      (12,359)     (166,435)       41,869
                                                            ------------  ------------  ------------  ------------
Other comprehensive income (loss) before tax                   (170,688)       14,265      (322,812)       88,531

Income tax (expense) benefit related to items of other
 comprehensive income                                            61,447        (5,159)      116,212       (31,895)
                                                            ------------  -------------  ------------  ------------
TOTAL OTHER COMPREHENSIVE INCOME
 (LOSS), NET OF TAX                                            (109,241)        9,106      (206,600)       56,636
                                                            ------------  -------------  ------------  ------------
COMPREHENSIVE INCOME (LOSS)                                 $   187,122   $   114,260   $   302,493   $   411,329
---------------------------                                 ============  =============  ============  ============

Net income per ordinary share - basic and diluted           $       .02   $       .01   $      0.04   $      0.03
                                                            ============  =============  ============  ============
Weighted average number of shares outstanding during
 the period - basic and diluted                              13,157,900    12,500,000    12,753,038    12,235,401
                                                            ============  =============  ============  ============


    The accompanying notes are an integral part of the financial statements.


                                             EXPORT EREZ USA, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (UNAUDITED)
                                                          -----------


                                                                                                 For The Nine      For The Nine
                                                                                                 Months Ended      Months Ended
                                                                                                 September 30,     September 30,
                                                                                                     2001              2000
                                                                                                  ----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                        $ 509,095        $   354,693
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization                                                                        85,981             55,032
Stock based compensation                                                                                  -            153,900
Gain from investment in marketable securities                                                             -             (3,282)
Gain from sale of fixed assets                                                                      (24,902)            (2,298)
Minority interest in income of subsidiary                                                            43,786                  -
Decrease (increase) in deposits for employee severance                                               31,090             16,135
Decrease (increase) in deferred taxes                                                               206,643            (55,758)
Decrease (increase) in accounts receivable                                                         (140,338)            10,268
Decrease (increase) in other receivables and debit balances                                        (195,261)            64,428
Decrease (increase) in inventory                                                                    371,778           (112,412)
Increase (decrease) in trade accounts payable                                                      (573,716)          (413,696)
Increase (decrease) in other accounts payable and credit balances                                   153,553            100,882
Increase (decrease) in provision for employee severance                                             (11,862)                 -
                                                                                                  ----------       ------------
  Net Cash Provided By (Used In) Operating Activities                                               455,847            167,892
                                                                                                  ----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                                            (80,033)           (54,101)
Proceeds from sale of fixed assets                                                                   27,221              2,456
Investment in marketable securities                                                                 (27,699)          (324,461)
Proceeds from sale of marketable securities                                                               -          1,425,947
Cash acquired in acquisition of Achidatex                                                            39,147                  -
Advances related to acquisition, net                                                                 56,820                  -
Loan to subsidiary                                                                                 (480,000)                 -
                                                                                                  ----------       ------------
  Net Cash Provided By (Used In) Investing Activities                                              (464,544)         1,049,841
                                                                                                  ----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term bank credit, net                                                                          13,116         (1,280,464)
Long-term bank credit, net                                                                                -             26,299
Proceeds used to pay long-term loan                                                                 (16,527)                 -
                                                                                                  ----------       ------------
  Net Cash Provided By (Used In) Financing Activities                                                (3,411)        (1,254,165)
                                                                                                  ----------       ------------
Effect of exchange rate changes on cash                                                             (60,186)            21,963
                                                                                                  ----------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                (72,294)           (14,469)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                     663,295            681,291
                                                                                                  ----------       ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                         $ 591,001        $   666,822
-----------------------------------------                                                         ==========       ============

INTEREST PAID                                                                                     $  45,886        $    70,571
                                                                                                  ==========       ============
TAXES PAID                                                                                        $  67,419        $   183,696

    The accompanying notes are an integral part of the financial statements.


                     EXPORT EREZ USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2001
                          ----------------------------


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

NOTE  2     INVENTORY
-------     ---------

Inventory  at  September  30,  2001  consisted  of  the  following:


Raw materials    $  954,354
Work in process     568,023
Finished goods      279,151
                ------------
                 $1,801,528
                ============


NOTE  3     LONG-TERM  LOAN
-------     ---------------

On February 1, 2000, the Company's wholly owned subsidiary Export Erez Ltd. borrowed $123,750 at an interest rate of 10.8%. The terms are 24 monthly payments commencing March 1, 2000 with each payment consisting of a fixed amount of principal along with accrued interest. As of September 30, 2001, the balance of the loan was $24,091, all of which is included in short-term bank credit.

On March 7, 2000, Achidatex Nazareth Elite (1977) Ltd. ("Achidatex"), the Company's newly acquired subsidiary, borrowed $27,500 at an interest rate of 8.18% (See Note 5). The terms are 36 monthly payments commencing April 1, 2000 with each payment consisting of a fixed amount of principal along with accrued interest. As of September 30, 2001, the balance of the loan was $13,811, of which $4,318 is included in short-term bank credit and $9,493 is included in long-term loan.

                     EXPORT EREZ USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 2001
                          ----------------------------

On July 15, 1997, Achidatex also borrowed approximately $50,000 from a related party at an interest rate linked to the CPI. The note is due and payable at the Company's discretion. As of September 30, 2001, the balance of the loan was $47,912, all of which is included in long-term loan.

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

                     EXPORT EREZ USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2001
                          ----------------------------

                         Civilian   Military  Military
                          Local      Local    Export   Consolidated
                       ------------ -------- --------- ------------
September 30, 2001
Net Sales               2,264,649  2,514,289  860,094     5,639,032
Income from operations    411,800    395,485  114,606       921,891

September 30, 2000
Net Sales               1,248,276  1,307,689  946,074     3,502,039
Income from operations    295,642    186,359  188,291       670,292

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

Mayotex Ltd. was formed and registered on March 7, 1990 as a limited liability company under the Companies Ordinance of the State of Israel. Mayotex is engaged in weaving, improving, processing, dyeing, cutting and sewing of fabric to make the heavyduty and sometimes bulletproof fabrics used by Export Erez Ltd. to manufacture its finished products and goods.

In October, 2000, Export Erez Ltd. created a wholly-owned subsidiary, Dragonwear Trading Ltd.,which is incorporated in Cyprus and which is involved with trading textile products.

Export Erez USA's facilities are staffed partly (approximately 27%) by a Palestinian workforce, hired with the cooperation of the Palestinian Authority. Should the Middle East peace process continue to lead to a decrease in hostilities and normalization of relations with the Arab and Islamic world, Export Erez USA believes that its history of cooperation and employment with the Gazan Palestinians and the Palestinian Authority will lead to opportunities to penetrate markets in the Arab and Islamic world. If needed, the Company believes that it will be able to employ Israeli workers to satisfy its demands.

Export Erez USA anticipates that it may expand its operations through development of its own marketing and sales and through acquisitions of similar or related companies.

Overview

Export  Erez  USA's  strategic  objectives  are  as  follows:

- To develop high tech products, including: stabproof fabric, ballistic helmets, ballistic ceramic boards, oneway protective windows, Kevlar fabric, dry storage, ballistic wall coverings, and oil and fuel pillow type storage tanks in the year 2001 to 2002.

-    To  increase its share of the local defense market to about 50% by the year
     2004.

- To increase its share of the local civilian market to about 35% by the year 2004.

- To penetrate the international defense market with business worth about $1 million growing by about $1.5 million per annum to the year 2004.

- To extend activity in the international civilian market starting with activity worth about $0.3 million growing by about $0.50.75 million per annum to the year 2004.

Achidatex  Nazareth  Acquisition

     On June 12, 2001, Export Erez USA, Inc. entered into an agreement with Achidatex Nazareth Illit Ltd., Achidatex Ltd., and the shareholders of Achidatex Nazareth for the acquisition of 76% of the outstanding shares of Achidatex Nazareth in exchange for the issuance of shares of common stock of Export Erez USA aggregating 657,900 common shares which represents 5% of its then outstanding shares of common stock. Export Erez USA has agreed that such 5% ownership of shares shall not be diluted as a result of its issuance of additional shares until closing of the first public offering of the common stock of Export Erez.

     The acquisition was effected on June 18, 2001. As part of the acquisition, all patents connected with Achidatex Nazareth and held by its shareholders or anyone on their behalf were transferred to Export Erez. Achidatex Nazareth is the manufacturer/producer of ballistic shields, long term storage systems, combat flak jackets and tents.

Export Erez agreed to loan Achidatex Nazareth $500,000 for payment to Bank Hapoalim Ltd. against the release of an encumbrance in the amount of $900,000. Export Erez also agreed to give to Bank Igud of Israel securities and/or guarantees in the amount of $500,000 to secure the credit given by Bank Igud to Achidatex Nazareth.


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


During 1999, Export Erez USA enlarged its Internet Web site in order to participate in the worldwide trend towards more electronic trade. The web site is located at www.exporterez.co.il.
                 --------------------

At the end of 2000 and beginning of 2001, Export Erez USA purchased heavy machines and knowledge in manufacturing ballistic ceramic boards and started to produce and sell in Israel and abroad its new products.

Expanding its product range requires Export Erez USA to make considerable investments in research and development, and penetrating markets outside Israel also involves heavy expenses. Export Erez USA intends to develop the following products between 2001 and 2003: antistab cloth, ballistic helmets, ballistic ceramic plates, oneway protective windows, Kevlar fabric, dry storage, ballistic wall coverings, and oil and fuel pillow type storage tanks.

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

Nine Months Ending September 30, 2001 Compared to Nine Months Ended September 30, 2000

Sales in the nine months ending September 30, 2001 increased to 5,639,032 compared to $3,502,039 in the previous year due to increase in local military demand and acquisition of Achidatex ltd.

The cost of sales and processing inceased in the nine months ended September 30, 2001 at $3,812,089 compared to $2,219,898 for the same nine months in 2000 due to reasons described above.

Selling expenses in the nine months ended September 30, 2001 increased to $224,282 compared to $187,909 for the same nine months in 2000. This change is the result of acquisition of Achidatex

General and administrative costs in the nine months ended September 30, 2001 increased to $680,770 compared to $423,940 for the same nine months in 2000, primarily the result of acquisition 0f Achidatex.

Open  Orders

     Unfulfilled open orders at September 30, 2001, totaled $5,000,000 and are scheduled for filling within the next 4 months.

Liquidity  and  Capital  Resources

     Export Erez USA's current activities are financed by short term bank loans balanced by short term deposits. The decision regarding the amount of the loans was derived from considerations of the yield on the deposit which is generally in foreign currency (receipts from overseas sales), compared to the cost of short term loans.

In the years 2001 and 2002, Export Erez USA anticipates increasing its research and development of certain items, primarily ballistic helmets, stabresistant fabric, ceramic ballistic plates and oneway protective windows. Export Erez anticipates total research and development expenses for 2002 and 2003 at approximately $3,950,000 and $3,250,000 respectively. Export Erez USA anticipates that in the year 2004 research and development expenses would drop to approximately $350,000.

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

Export Erez borrowed N.I.S. 2,000,000 from Bank Hapoalim to invest in Achidatex Nazareth. The loan is linked to the Consumer Price Index. Export Erez will give Bank Igyd of Israel guarantees in the amount of $500,000 to secure the credit given by Bank Igyd to Achidatex.

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

(b)     Reports  on  Form  8-K

Export Erez filed a Current Report on Form 8-K on August 3, 2001 noticing its acquisition of assets of Achidatex Nazareth Acquisition and an Amended Current Report on Form 8-K/A on September 6, 2001 filing the financial statements in regard to such acquisition of assets.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXPORT  EREZ  (USA),  INC.


By:/s/  Joseph  Postbinder
     ____________________________________
Joseph  Postbinder

Date:  November  19,  2001