Form 10KSB
period 2001-12-31
EXPORT EREZ USA INC
filed 2002-04-16
CIK 1115430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                            For the fiscal year ended
                               December 31, 2001`
   OR
                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                        Commission file number: 333-39254

                              EXPORT EREZ USA, INC.
               --------------------------------------------------
              (Exact name of small business issuer in its charter)

           Delaware                                  52-2237043
 ------------------------------             ------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

                              Industrial Zone Erez
                                  P.O. Box 779
                             Ashkelon, Israel 78101
               ---------------------------------------------------
               (Address of principal executive offices) (zip code)


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

                                 Yes [X] No [ ]

The issuer became subject to the filing requirements of the Securities Exchange Act in February, 2000 with the effectiveness of its registration statement filed under the Securities Act of 1933, as amended. Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


State issuer's revenues for its most recent fiscal year.
$ 8,941,013

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $164

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                           Class
Outstanding at December 31, 2001
--------------------------------
            Common Stock, par value $0.0001

13,157,900
Documents incorporated by reference: None PART I

Item 1. Description of Business

Operations

     Export Erez USA, Inc. is a holding company whose subsidiaries include Export Erez, Ltd., Mayotex, Ltd., Dragonwear Trading Ltd. and Achidatex Nazareth Elite Ltd ("Achidatex").

     Export Erez Ltd. was formed and registered on January 23, 1983 under the name R.T.V. Ltd. as a limited shares company under the Companies Ordinance of the State of Israel and changed its name to Export Erez Ltd. on April 25, 1987. Export Erez Ltd. primarily designs, produces and markets personal military and civilian protective equipment and supplies such as body armor, bomb disposal suits, bulletproof vests, and associated heavy fabric products, such as battle pouch and combat harness units, tents and other camping equipment.

     Mayotex Ltd. was formed and registered on March 7, 1990 as a limited liability company under the Companies Ordinance of the State of Israel. Mayotex is engaged in weaving, improving, processing, dyeing, cutting and sewing of fabric to make the heavy-duty and sometimes bulletproof fabrics used by Export Erez Ltd. to manufacture its finished products and goods.

     Export Erez Ltd's wholly owned subsidiary Dragonwear Trading Ltd was incorporated in Cyprus in October 2000. Dragonwear is involved with trading textile products.

     On June 12, 2001, Export Erez USA, Inc. acquired 76% of the outstanding shares of Achidatex in exchange for the issuance of shares of common stock of Export Erez USA aggregating 657,900 common shares which represents 5% of its then outstanding shares of common stock. The acquisition was effected on June 18, 2001. As part of the acquisition, all patents connected with Achidatex and held by its shareholders or anyone on their behalf were transferred to Export Erez. Prior to the acquisition, Achidatex was Export Erez U.S.A., Inc.'s main competitor. Achidatex is a leading manufacturer/producer of ballistic shields, long term storage systems, liquid logistic products, combat flak jackets, tents and other personal military and civilian protective equipment and supplies.

Events Subsequent to December 31, 2001.
---------------------------------------

     On March 25, 2002, Export Erez USA, and the stockholders of the Export Erez entered into a Share Exchange Agreement with Pawnbrokers Exchange, Inc. a Utah corporation ("Pawnbrokers"), pursuant to which Pawnbrokers acquired all of the outstanding securities of Export Erez USA, and the stockholders of Export Erez USA became the controlling stockholders of Pawnbrokers, owning approximately 84% of its post-Share Exchange Agreement outstanding voting securities.

Products

     Export Erez USA's products are designed for four major markets.

     The major product group is aimed at the international military/defense market. Export Erez USA's military products include body armor, bulletproof clothing and combat vests, bomb disposal suits, battle pouch and combat harness units, flak jackets, dust protectors, padded coats, sleeping bags, weapons straps and belts, dry storage units, liquid logistics, tents and vehicle covers. Products under development include ballistic helmets, stab-resistant fabric, ceramic ballistic plates and one-way protective windows.

     The second product group is aimed at the civilian market, including law enforcement, border patrol enforcement, prison forces, special security forces, corporations, non-governmental organizations and individuals worldwide. Export Erez USA's civilian market products include adaptations of Export Erez USA's military products, heavy duty clothing and other types of sporting and camping equipment and clothing including tents and sleeping bags.

     The third product group is aimed at the industrial market and includes special industrial fabrics and cloth tapes.

     The fourth product group is aimed at animal owners, and includes dog collars and leashes, items for horses and riders and protective equipment.

     The following table details Export Erez USA's current product line, its current and future target markets and geographic areas.


                                       Present                                             Future
                                       -------                                             ------


Product description
                         Target market        Geographical area      Target market                  Geographical area
                         -------------        -----------------      -------------                  -----------------

Dust protectors
and various covers ...   Military               International       Military, civilian               International

Padded coats .........   Military               International       Military, civilian               International

Range of protective
vests and flak jackets   Military               International       Military, civilian               International

Cooling jackets ......   Military               International       Military                         International

Range of overalls ....   Military               International       Military, civilian, industrial   International

Vests ................   Military               International       Military, civilian               International

Sleeping bags ........   Military               International       Military, civilian               International

Carriers for
grenade launchers ....   Military               International       Military                         International


Individual bags
and totes ............   Military               International       Military, civilian               International

Tents ................   Military               International       Military, civilian               International

Camp beds ............   Military               International       Military, civilian               International

Personal belts
and weapon straps ....   Military               International       Military, industrial             International

Woven fabrics:
canvas, corduroy, ....   Military, civilian,
nylon ................   industrial             International       Military, civilian, industrial   International

Range of tapes .......   Military, industrial   International       Military, civilian, industrial   International

Bags for riders ......   Civilian - animals     International       Civilian                         International

Horse blankets
and saddles ..........   Civilian - animals     International       Civilian                         International

Collars, harnesses
and leads ............   Civilian - animals     International       Civilian                         International

Protective
vests for riders .....   Civilian - animals     International       Civilian                         International

Leg protectors .......   Civilian - animals     International       Civilian                         International

long term storage ....   Military, industria    International       Military,industria               International
 systems

car covering .........   Civilian               International      Civilian                          nternational
 branch


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

Customers

     Export Erez USA has customers throughout the world including in the United States of America, Israel, several other countries in the Mediterranean, Europe, Latin America Africa and Asia.

     Export Erez USA's customers can be divided into four main groups:

     -Military Defense and Security Forces in need of personal military and protective equipment such as body armor, bomb disposal suits, bullet proof vests and jackets, ballistic helmets and plates, battle pouch and combat harness units, backpacks, dry storage systems, liquid logistics systems, clothing, tents, vehicle covers and sleeping bags. These types of equipment must meet developed "human engineering" requirements, providing comfort as well as maximum protection, preventing penetration by bullets and knives, protection against fire, collisions and other hazards.

     -Civilian Defense Customers, including members of civilian security forces such as law enforcement, private security firms, airport security, personal bodyguards, and event security guards. The requirements of these customers for protective equipment are similar to those of military defense and security forces. However, since their work is mainly in a civilian environment, it is also important to pay attention to esthetic appearance, with protective features made as unobtrusive as possible.

     -Civilian Customers, which includes campers and hikers of all ages who need equipment such as sleeping bags, tents, backpacks, and clothing adapted for specific needs such as mountain climbing, hiking and camping in all types of climates. This customer group also includes those civilians in need of automobile covers for cars, trucks, buses and other large vehicles.

     -Animal Sports Fans and Animal Owners. Export Erez USA divides this category into two groups: individual pet owners, for whom animal accessories are supplied at three price levels and qualities; and animal sport groups who buy equipment for specific animal sports. In the case of horse riding equipment, "human engineering" is very important to ensure maximum comfort for the animal and the rider.

Marketing

     Export Erez USA has developed a marketing strategy designed to penetrate various markets by complying with stringent quality standards instituted in targeted countries.

     Below are some of the steps Export Erez USA is taking in order to penetrate different markets with its next generation of products:

     -Locating domestic entities to market its products.

     -Initiating contacts with chambers of commerce in international embassies.

     -Actively participating in tenders and bids for contracts in military, police and civilian markets worldwide. Export Erez USA is negotiating for contract bids with the governments of Germany, Turkey, Argentina, Chile and Brazil and the United Nations.

     -Actively participating in international exhibitions of military and police security equipment. Export Erez USA recently participated in Milipol in Paris, and Fidae in Chile and exhibited at the IFSEC 2000 security show in the United Kingdom.

     -Advertising on the Internet: Export Erez USA is investing resources in developing this area of e-commerce, expanding to new countries and finding new contacts in areas relating to its activities.

     -Advertising in professional publications appearing annually.

     -Appearing in international databases, such as BDI (Kompass) various "yellow pages" directories, Dun & Bradstreet, and other directories.

     -Distributing   brochures  describing  Export  Erez  USA's  procedures  and products.

     Export Erez USA has divided its marketing division into the following sections:

     -One section specializing in locating and submitting government bids

     -One section specializing in the civilian sector.

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

Major Competitors

     Export Erez Ltd.'s share of the Israeli defense market for applicable products in 2001 was approximately 45% of a total market of $10,000,000. Export Erez USA has two major competitors: Rabintex with approximately 20%. Export Erez Ltd.'s share of the Israeli civilian market for applicable products in 2001- was approximately 9%of a total market of $25,000,000 with 41% controlled by other Israeli companies and 50% made up by imported goods. Internationally, Export Erez Ltd.'s competitors in the defense market include companies such as Point Blank, Safari Land of Ontario, California and A.B.A. in the United States, L.B.A. in England, Indigo in Spain, Systema Compositi in Italy, Hellenic Arms Industries in Greece and Barman in Sweden. In each case, the competing manufacturers specialize in a more limited product line than does Export Erez USA.

     In the civilian market, Export Erez USA is aware of approximately 20 companies manufacturing similar products. A number of major manufacturers with resources and reputations larger than those of Export Erez USA compete for the same market. Export Erez USA intends to market its products over the Internet as well as through a network of distributors.

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

Patents and trademarks

     Pursuant to the acquisition of Achidatex, Export Erez USA acquired several patents respecting ballistic wall covering, dry storage systems and mine protective shoes.

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

Employees

     Export Erez USA, including its subsidiaries Export Erez Ltd., Mayotex Ltd., Dragonwear Ltd. and Achidatex, has approximately 200 full-time employees, including its executive officers. Export Erez USA does not have a collective bargaining agreement with its employees and is not aware of any labor disputes.

Item 2. Description of Property

     Export Erez USA's executive offices, manufacturing, production and distribution facilities encompass two buildings in the Erez Industrial Area. One building, owned by Joseph Postbinder, is leased to Export Erez USA for $7,119 per month for 2,500 square meters. The second building is owned directly by Export Erez USA and is unencumbered by any mortgage or debt, and contains 1,400 square meters of usable space. Export Erez USA also has a factory in the Netivot Industrial Area, which is leased for $1,000 per month for 380 square meters. Achidatex leases three buildings, two of which are located in Industrial Area of Nazeret and are6000 square meters and 1500 square meters respectively, and executive offices located in Petah-Tikva which encompass 380 square meters.

Item 3. Legal Proceedings

1. The Company was sued for NIS 2 million by a former employee of Achidatex, who claimed payments of commissions plus withholding differentials linkage and interest. The Company filed a counter-claim against the employee, for a declaratory verdict of breach of employment contract. The Company also filed a claim against the same employee in the amount of NIS 550,000 for breach of trust. In January 2002 the company reached a settlement out of court with the employee amounting to $45,520 which was included in accrued expenses at December 31, 2001.

2. The Company received grants in the past from the Fund for Encouragement of Foreign Sales at the Ministry of Industry and Trade. The Company is required to pay royalties of 3% from the additional export each year compared with the calendar year in which its plan was submitted. The balance of the grants received less the royalties paid at December 31, 2001 is $54,721.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The total number of authorized shares of stock of Export Erez USA is one hundred million (100,000,000) shares of common stock with a par value of $.0001 per share of which 13,157,900 shares are outstanding held by approximately 74 shareholders and twenty million (20,000,000) shares of non-designated preferred shares with a par value of $.0001 per share of which none are designated and outstanding. The board of directors is authorized to issue additional shares, on the terms and conditions and for the consideration as the board of directors may deem appropriate without further stockholder action.

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

  Item 6. Management's Discussion and Analysis or Plan of Operation

  Overview

     Export Erez USA's strategic objective is to be the leading global provider of personal military and civilian protective equipment and supplies. The Company intends to realize its strategic objective through the following:

     -Pursue Strategic Acquisitions: The Company intends to selectively pursue acquisitions that enhance its product lines and geographic presence in an effort to consolidate its highly fragmented industry and to create a more diverse and global reach for the Company in its marketplace.

     -Focus on Internal Growth: The Company intends to focus on internal expansion of its existing businesses, thereby placing it in a position to offer an even more comprehensive portfolio of products to satisfy all of its customers' protective equipment needs.

     -Capitalize On Increased Demand For Company Products. As a result of the terrorist attacks on September 11, 2001, an increased emphasis on safety and protection now exists worldwide. This has translated into increased spending on personal military and civilian protective equipment and supplies. The Company expects a continued increase in volume for its current major government programs and expects to participate in other existing and future government programs that require the Company's products. The Company also expects a continued increase in sales to the growing civilian market for its products.

     -Expand Marketing Efforts: In the wake of the terrorist attacks of September 11, 2001, a greater global recognition regarding the need for the Company's products has materialized. The Company intends to capitalize on this increased interest in its products by broadening its marketing efforts in an attempt to create a better global awareness of the Company and its superior products.

     -Expand Distribution Network and Product Offerings: The Company intends to widen its distribution network through strategic acquisitions and the development of new products. The Company believes that a broader product line will enable the Company to strengthen its relationship with existing customers and attract new customers at the same time.


Results and Plan of Operations

     During 1999, bulletproof vests developed by Export Erez USA were sent to laboratories in the United States for testing, and following the tests, the products were deemed to have met the American N.I.G. standard . Obtaining this standard has enabled Export Erez USA to enter the American market with its products, and to encourage development of other markets.

     During 2001, ballistic ceramic boards developed by Export Erez USA were sent to laboratories in the Germany for testing, and following the tests, the products were deemed to have met the German qualification standard . Obtaining this standard has enabled Export Erez USA to enter the German and European markets with these products.

     During 1999, Export Erez USA enlarged its Internet Web site in order to participate in the worldwide trend towards more electronic trade. The web site is located at www.exporterez.co.il.

     Expanding its product range requires Export Erez USA to make considerable investments in research and development, and penetrating markets outside Israel also involves heavy expenses. Export Erez USA intends to further develop the following products between 2002 and 2003: anti-stab cloth, ballistic helmets, ballistic ceramic plates, one-way protective windows Kevlar fabric, dry storage, ballistic wall coverings, fuel pillow type storage tanks and mine protective shoes.

     Export Erez USA intends to spend funds, when and if available, if ever, on commencing production and marketing of new products, construction of a new equipment and upgrading its existing equipment.

     Export Erez USA intends to apply for listing on the NASD OTC Bulletin Board or for quotation of its securities on the Nasdaq Small Cap Market. Export Erez USA anticipates that it will offer additional shares of its common stock to the public with a view toward raising additional capital with which to effect its development plans. Management also believes that if Export Erez USA is able to establish a public trading market on the NASD OTC Bulletin Board or Nasdaq SmallCap Market it will increase Export ErezUSA's visibility to government authorities and additional potential civilian customers.

     In March 1999, Export Erez USA signed a limited partnership agreement with Orlite Ltd., a public company whose stock is traded on the Tel Aviv stock exchange, for the production of ballistic helmets for export from Israel. The partnership operated throughout 1999 on a limited basis only, because the approval required from the Business Restrictions Authority has not yet been given. The partners decided to terminate the partnership. Export Erez purchased all of the equipment from the partnership and intends to independently produce the ballistic helmets.

     On June 12, 2001, Export Erez USA, Inc. entered into an agreement with Achidatex and the shareholders of Achidatex for the acquisition of 76% of the outstanding shares of Achidatex in exchange for the issuance of shares of common stock of Export Erez USA aggregating 657,900 common shares which represents 5% of its then outstanding shares of common stock. The acquisition was effected on June 18, 2001. As part of the acquisition, all patents connected with Achidatex and held by its shareholders or anyone on their behalf were transferred to Export Erez. Achidatex is the manufacturer/producer of ballistic shields, long term storage systems, combat flak jackets and tents.


The Year Ended December 31, 2001 compared to the Year Ended December 31, 2000

     In 2001,  revenues were  $8,941,013,  as compared to $4,490,961 in 2000. In
2001, the cost of sales and processing were $6,230,974, as compared to $2,856,626 in 2000. In 2001, general and administrative expenses were $1,188,041, as compared to $602,606 in 2000. In 2001, gross profit was $2,710,039, as compared to $1,634,335 in 2000.

     Most company sales are the result of winning tenders in both the domestic market and the world market. The tenders are obtained through agents which the company operates in the local and overseas market.

     Selling expenses for 2001 were $341,536, as compared to $328,012 in 2000.

     In 2001, financial expenses, net were $154,117, as compared to increased to $113,027 in 2000.

     In 2001, net cash provided by operating activities was $923,836, as compared to $357,739 in 2000.

     In  2001,  net  cash  provided  by  (used  in)  investing   activities  was
($478,576), as compared to $938,374 in 2000.

     In  2001,  net  cash  (used  in)  provided  by  financing   activities  was
$(259,320), as compared to $(1,333,604) in 2000.

Cash and cash equivalents at December 31, 2001 were $781,996, as compared to cash and cash equivalents at December 31, 2000 of $663,295.

Open Orders

     Unfulfilled open orders at December 31, 2001 totaled $3,000,000 and are scheduled for filling within the four months.

Liquidity and Capital Resources

     Export Erez USA's current activities are financed by short and long term bank loans balanced by short term deposits. The decision regarding the amount of the short term loans was derived from considerations of the yield on the deposit which is generally in foreign currency (receipts from overseas sales), compared to the cost of short term loans. Export Erez USA has positive working capital (current assets less current liabilities). Long term loans derived from aquisition of Achidatex their due spread over five years

     In the years 2001 and 2002, Export Erez USA anticipates increasing its research and development of certain items, primarily , ballistic helmets, stab-resistant fabric, ceramic ballistic plates and one-way protective windows. Export Erez anticipates total research and development expenses for 2002 and 2003at approximately $1,950,000 and $750,000 respectively. Export Erez USA anticipates that in the year 2003 research and development expenses would drop to approximately $350,000.

     The development of these products will be with staff engineers. Export Erez USA work in development of the ballistic helmets. Export Erez USA anticipates that these products will be approximately in 20% production in the year 2002 increasing to full production by the year 2005. Export Erez anticipates that in order to fund the research and development for these products, it may effect an offering of its equity securities. If Export Erez is unable to effect an offering of its securities, it may fund its research and development through its operating funds. In such event, the timing of its anticipated research and development and subsequent production schedule would be slowed.

Item 7. Financial Statements

     The financial statements as of December 31, 2001 and 2000 for the years then ended are attached to this filing.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure: NONE


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

     Dan Zarchin, 52, Manager of Marketing and International Business Development and a director of Export Erez USA, is a textile engineer. He is a consultant to Export Erez USA and has been doing business as Zarchin Consultants, Tel-Aviv, Israel, since 1981. Previously, he was Marketing Manager for Kibbutz Noam-Urim, Israel. The kibbutz's products included textile goods. Mr.Zarchin received a Bachelor of Arts degree in Textile Engineering from the College of Textile Science in Philadelphia, Pennsylvania 1973 and a Masters of Business Administration from Tel-Aviv University, Tel-Aviv, Israel, in 1979.

     Tsippy Moldovan, 45, is the Deputy Managing Director of Finance and a director for Export Erez USA and has been the Deputy Managing Director of Finance of Export Erez Ltd. for the past 12 years. Mrs. Moldovan attended Buchnich Accounting School in Ashkelon, Israel, and completed course work in economics and management accounting from the Mishlav School, Tel Aviv,Israel.

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

Item 10. Executive Compensation

     No officer or director received compensation from Export Erez USA in excess of US$100,000 in 2001.



                           SUMMARY COMPENSATION TABLE

        Name and Principal Position Year Salary
                                         2001              2000

        Joseph Postbinder        $     39,747        $   79,303


Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of December 31, 2001, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the directors and officers of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.


Name, Position and Address   Shares of common stock      Percentage of Shares)
                             Beneficially Owned (1)
                               Of Class Owned (2)

Joseph Postbinder                       11,490,212(3)               87%
Chairman, President and
Director
36 Htziunut Street
Gani Barnea Ashkelon, Israel 78741

Meira Postbinder                             9,788(3)                 *
Vice President of Financing
Secretary, Treasurer, and Director
36 Htziunut Street
Gani Barnea Ashkelon, Israel 78741

Dan Zarchin(4)                               5,000                    *
Vice President of Marketing
Director
16 Hannahal Street
Raanana, Israel

Tsippy Moldovan                             10,000                    *
Managing Director of Finance
Director
34 Hazionut Street
Ashkelon, Israel

Shlomo M. Lev- Yehudi                            0                    0
Director
1 Klee Street
Tel-Aviv 62336, Israel

All officers and directors
as a whole (4 persons)                  11,515,000                  88%
*       Less than 1% percent

(1)  Based upon 13,157,900 shares outstanding.
(2) Does not include 250,000 shares which may be issued upon exercise of warrants.
(3)  Meira Postbinder is the spouse of Joseph Postbinder.

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


                            EXPORT EREZ USA, INC.


                            By: /s/Joseph Postbinder
                               ----------------------
                                   Joseph Postbinder
                                   President

          Dated: April 15, 2002

                        In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of theregistrant and in the capacities and on the dates indicated.


          NAME                            OFFICE                   DATE
          ----                            ------                   ----



   By: /s/Joseph Postbiner       Chairman, President           April 15, 2002
      -----------------------    and a Director
          Joseph Postbinder


  By: /s/Meira Postbinder        Vice President of Financing   April 15, 2002
      ----------------------     and a Director
         Meira Postbinder


  By: /s/Shlomo M. Lev-Yehudi    Director                      April 15, 2002
      -----------------------
         Shlomo M. Lev-Yehudi


  By: /s/Tsippy Moldovan         Director                      April 15, 2002
      -----------------------
         Tsippy Moldovan


  By: /s/Dan Zarchin             Director                      April 15, 2002
      -----------------------
         Dan Zarchin

                    EXPORT EREZ USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2001 AND 2000

                    EXPORT EREZ USA, INC. AND SUBSIDIARIES



                                   CONTENTS
                                   --------


PAGE          1      INDEPENDENT AUDITORS' REPORT

PAGES       2 - 3    CONSOLIDATED  BALANCE  SHEETS AS OF DECEMBER  31, 2001 AND
                     2000

PAGE          4      CONSOLIDATED   STATEMENTS  OF  INCOME  AND   COMPREHENSIVE
                     INCOME  (LOSS) FOR THE YEARS ENDED  DECEMBER  31, 2001 AND
                     2000

PAGE          5      CONSOLIDATED   STATEMENTS  OF  CHANGES  IN   SHAREHOLDERS'
                     EQUITY FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

PAGE          6      CONSOLIDATED  STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                     DECEMBER 31, 2001 AND 2000

PAGES       7 - 25   NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS AS OF DECEMBER
                     31, 2001 AND 2000

                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors of:
 Export Erez USA, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Export Erez USA, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income and comprehensive income (loss), changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Export Erez USA, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




WEINBERG & COMPANY, P.A.



Boca Raton, Florida
April 8, 2002

                   EXPORT EREZ USA, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2001 AND 2000



                                     ASSETS
                                                                  2001             2000
                                                         --------------   --------------
CURRENT ASSETS
 Cash and cash equivalents                             $      781,996   $      663,295
 Trade accounts receivable, net                             2,461,671          901,382
 Trade accounts receivable - related parties, net             181,059            6,049
 Other receivables and debit balances                         274,840           37,228
 Inventories                                                1,956,072          892,466
 Deferred taxes                                                97,761           33,077
                                                         --------------   --------------

     Total current assets                                   5,753,399        2,533,497
                                                         --------------   --------------


PROPERTY, PLANT AND EQUIPMENT, NET                          2,023,200          404,751
                                                         --------------   --------------

OTHER ASSETS
 Investment in marketable securities                          616,105          795,074
 Deposits for the severance of employer-employee
 relations                                                    472,421          261,095
 Deferred taxes, long-term                                    400,689           52,952
 Intangible assets                                             61,452           77,963
                                                         --------------   --------------
     Total OTHER ASSETS                                     1,550,667        1,187,084
                                                         --------------   --------------
Total assets                                           $    9,327,266   $    4,125,332
------------                                             ==============   ==============

                     EXPORT EREZ USA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                                  2001             2000
                                                              --------------   -------------
CURRENT LIABILITIES
 Short-term bank credit                                     $      894,981   $     716,482
 Trade accounts payable                                          1,551,470       1,085,755
 Current portion of long-term debt                                 371,344            -
 Other accounts payable and credit balances                      1,011,062         277,966
                                                              --------------   -------------
     Total current liabilities                                   3,828,857       2,080,203
                                                              --------------   -------------

LONG-TERM LIABILITIES
 Long-term loans                                                 1,295,440          10,885
 Long-term loan - related party                                     47,432            -
 Provision for the severance of employer-employee relations        431,522         180,121
 Minority interest                                                 572,106            -
                                                              --------------   -------------
     TOTAL LONG-TERM LIABILITIES                                 2,346,500         191,006
                                                              --------------   -------------
     Total liabilities                                           6,175,357       2,271,209
                                                              --------------   -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Preferred stock, $.0001 par value, 20,000,000 shares
  authorized, none issued and outstanding                             -               -
 Common stock, $.0001 par value, 100,000,000 shares
  authorized, 13,157,900 and 12,500,000 issued and
  outstanding, respectively                                          1,316           1,250
 Additional paid-in capital                                      1,146,169         159,385
 Retained earnings                                               2,468,669       1,823,902
 Accumulated other comprehensive loss                             (464,245)       (130,414)
                                                              --------------   -------------
     Total shareholders' equity                                  3,151,909       1,854,123
                                                              --------------   -------------
Total liabilities and shareholders' equity                  $    9,327,266   $   4,125,332
------------------------------------------                    ==============   =============


                     EXPORT EREZ USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME AND
                           COMPREHENSIVE INCOME (LOSS)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                 ----------------------------------------------


                                                                          2001           2000
                                                                      ------------   ------------
NET REVENUES                                                        $  8,941,013   $  4,490,961

COST OF SALES AND PROCESSING                                           6,230,974      2,856,626
                                                                      ------------   ------------
GROSS PROFIT                                                           2,710,039      1,634,335
                                                                      ------------   ------------

OPERATING EXPENSES
 Selling expenses                                                        341,536        328,012
 General and administrative expenses                                   1,188,041        602,606
                                                                      ------------   ------------
     Total Operating Expenses                                          1,529,577        930,618
                                                                      ------------   ------------

INCOME FROM OPERATIONS                                                 1,180,462        703,717
                                                                      ------------   ------------

OTHER INCOME (EXPENSE)
 Financial income (expense), net                                        (154,117)      (113,027)
 Other income                                                             59,692          5,607
                                                                      ------------   ------------
     Total Other Income (Expense)                                        (94,425)      (107,420)
                                                                      ------------   ------------

INCOME BEFORE INCOME TAXES                                             1,086,037        596,297

Less: income tax expense                                                 333,789        215,787
                                                                      ------------   ------------

Income before minority interest                                          752,248        380,510

Minority interest                                                         107,481         -
                                                                      ------------   ------------

NET INCOME                                                                644,767       380,510
                                                                      ------------   ------------

OTHER COMPREHENSIVE INCOME (LOSS)
 Foreign currency translation gain (loss), net of minority
  interest loss of $4,997 and $0, respectively                          (179,474)        40,852
 Unrealized loss on available-for-sale securities                       (149,360)      (156,069)
                                                                      ------------   ------------

 Other comprehensive loss before tax                                    (328,834)      (115,217)
 Income tax benefit related to items of other comprehensive
 income (loss)                                                            118,380        41,480
                                                                      ------------   ------------

  TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX                   (210,454)       (73,737)
                                                                      ------------   ------------

COMPREHENSIVE INCOME                                                $     434,313  $    306,773
--------------------                                                  ============   ============

Net income per share - basic and diluted                            $        0.05  $       0.03
                                                                      ============   ============

Weighted average number of shares outstanding - basic and diluted      12,855,086    12,301,913
                                                                      ============   ============

                     EXPORT EREZ USA, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                 ----------------------------------------------


                                            Common Stock           Additional      Retained       Accumulated
                                                                     Paid-In                         Other
                                                                     Capital                     Comprehensive
                                        Shares         Amount                      Earnings      Income (Loss)       Total
                                      ------------   -----------   ------------   ------------   --------------   ------------

Balance, December 31, 1999            12,000,000   $     1,200   $      5,535   $  1,443,392   $      (15,197)  $  1,434,930

Issuance of common stock for
 services                                500,000            50        153,850           -                -           153,900

Foreign currency translation gain           -             -              -              -              40,852         40,852

Unrealized loss on available for
 sale securities                            -             -              -              -            (156,069)      (156,069)

Net income 2000                             -             -              -           380,510             -           380,510
                                      ------------   -----------   ------------   ------------   --------------   ------------

Balance, December 31, 2000            12,500,000         1,250        159,385      1,823,902         (130,414)     1,854,123

Issuance of common stock to
 acquire Achidatex Ltd.                  657,900            66        986,784           -                -           986,850

Foreign currency translation loss           -             -              -              -            (184,471)      (184,471)

Unrealized loss on available for
 sale securities                            -             -              -              -            (149,360)      (149,360)

Net income 2001                             -             -              -           644,767             -           644,767
                                      ------------   -----------   ------------   ------------   --------------   ------------
BALANCE, DECEMBER 31, 2001            13,157,900   $     1,316   $  1,146,169   $  2,468,669   $     (464,245)  $  3,151,909
--------------------------            ============   ===========   ============   ============   ==============   ============


                     EXPORT EREZ USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                 ----------------------------------------------


                                                                        2001           2000
                                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $    644,767   $    380,510
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                         119,124         84,069
  Stock issued for services                                                -           153,900
  Decrease in provision for the severance of employer-employee
   relations                                                             10,752         32,956
  Deferred taxes                                                        288,733        (55,266)
  Minority interest in income of subsidiary                             107,480           -
  Gain from sale of investments in marketable securities                   -            (3,278)
  Gain from sale of fixed assets                                        (25,336)        (5,607)
  Decrease (increase) in trade accounts receivable                       29,590            667
  Decrease (increase) in other receivables and debit balances           214,296         65,769
  Decrease (increase) in deposits for employee severance                (10,911)          -
  Decrease (increase) in inventory                                      217,234       (180,570)
  Increase (decrease) in trade accounts payable                        (983,713)      (184,027)
  Increase (decrease) in other accounts payable and credit
  balances                                                              311,820         68,616
                                                                     ------------   ------------
      Net Cash Provided By Operating Activities                         923,836        357,739
                                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                  (108,129)       (83,130)
  Proceeds from sale of property and equipment                           51,206         17,233
  Cash acquired in acquisition of Achidatex                              39,147        (88,410)
  Advances related to acquisition                                        56,820          -
  Pre-acquisition loan to subsidiary                                   (480,000)          -
  Proceeds from sale of marketable securities                              -         1,424,264
  Purchases of marketable securities                                    (37,620)      (331,583)
                                                                     ------------   ------------
      Net Cash (Used In) Provided By Investing Activities              (478,576)       938,374
                                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term bank credit, net                                        (1,899,604)    (1,344,393)
  Proceeds from long term debt                                        1,592,852         10,789
  Loan payable - related party                                           47,432           -
                                                                     ------------   ------------
      Net Cash Used In Financing Activities                            (259,320)    (1,333,604)
                                                                     ------------   ------------

EFFECT OF EXCHANGE RATES ON CASH                                        (67,239)        19,495
                                                                     ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    118,701        (17,996)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          663,295        681,291
                                                                     ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $    781,996   $    663,295
----------------------------------------                             ============   ============

INTEREST PAID                                                      $       -      $    145,047
                                                                     ============   ============

TAXES PAID                                                         $       -      $    234,656
                                                                     ============   ============




SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
---------------------------------------------------------

On June 8, 2001, the Company issued 657,900 shares of common stock to acquire Achidatex Nazareth Elite (1977) Ltd. The Company acquired assets totaling approximately $6,240,000 and assumed liabilities of approximately $5,250,000.

                     EXPORT EREZ USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000


NOTE 1      DESCRIPTION OF BUSINESS
------      -----------------------

      Export Erez, Ltd. was incorporated in Israel and commenced operations in 1983 under the name R.T.V Ltd., which was changed to Export Erez, Ltd. in 1987. Export Erez, Ltd. manufactures textile products designed mainly for the defense industry, although in recent years it has penetrated additional markets in Israel and overseas, in both the military and civilian industries.

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

      Under generally accepted accounting principles, a company whose shareolders receive over fifty percent of the stock of the surviving entity in a business combination is considered the acquirer for accounting purposes. Accordingly, the transaction was accounted for as an acquisition of Export USA and a recapitalization of Export Ltd. The consolidated financial statements subsequent to the acquisition include the following: (1) the balance sheet as of December 31, 2000 consists of the net assets of Export USA at historical costs (zero at the acquisition date) and the net assets of Export Ltd. and its subsidiaries at historical cost, and (2) the statement of operations for the year ended December 31, 2000 consists of the operations of Export Ltd. and its subsidiaries for the period presented and the operations of Export USA from the recapitalization date.

      On June 18, 2001, Export USA acquired 76% of the total share capital of Achidatex Nazareth Elite (1977) Ltd. ("Achidatex") (See Note 24 for business combination and See Note 25 for subsequent acquisition and recapitalization and name change).

NOTE 2      SIGNIFICANT ACCOUNTING POLICIES
------      -------------------------------

      (A) Basis of Presentation
      -------------------------

      The accompanying consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

                     EXPORT EREZ USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

      (B) Principles of Consolidation
      -------------------------------

      The consolidated financial statements for 2001 include the accounts of Export Erez USA, Inc. and its wholly owned subsidiaries, Export Erez, Ltd., Mayotex Ltd. and Dragonwear Trading Ltd. and its 76% owned subsidiary Achidatex Nazareth Elite (collectively, the "Company"). The minority interest represents the minority shareholders' proportionate share of Achidatex.

      The consolidated financial statements for 2000 include the accounts of Export Erez USA, Inc. and its wholly owned subsidiaries, Export Erez, Ltd., Mayotex Ltd. and Dragonwear Trading Ltd.

      All intercompany accounts and transactions have been eliminated in consolidation.

      (C) Foreign Currency Translation and Transactions
      -------------------------------------------------

      The accompanying consolidated financial statements are presented in United States dollars. The functional currency of Export Erez, Ltd. and its subsidiary Mayotex Ltd. is the New Israeli Shekel (NIS). The functional currency of Dragonwear Trading Ltd. is the Cyprus Pound
      (CYP). The financial statements of Dragonwear are translated into NIS. The financial statements for all of these entities are then translated into United States dollars from the NIS at year-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

      Foreign currency transaction gains or losses from transactions denominated in currencies other than NIS are recognized in net income in the period the gain or loss occurs. During 2001 and 2000, gains of $27,048 and $15,233, respectively are included in financial income-interest on short-term loans, net.

      (D) Comprehensive Income (Loss)
      -------------------------------

      The foreign  currency  translation  gains  (losses)  resulting  from the translation of the financial statements of the Company and its subsidiaries expressed in New Israeli Shekels (NIS) to United States dollars are reported as Other Comprehensive Income (Loss) in the Statement of Income and as Accumulated Other Comprehensive Income
      (Loss) in the Statement of Shareholders' Equity.

      The unrealized gains and losses, net of tax, resulting from the valuation of available-for-sale securities at their fair market value at year end are reported as Other Comprehensive Income (Loss) in the Statement of Income and as Accumulated Other Comprehensive Income
      (Loss) in the Statement of Shareholders' Equity.

                     EXPORT EREZ USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

      Amounts reported in net income and other comprehensive income for the years ended December 31, 2001 and 2000 are presented net of an assumed tax rate of 36% as follows:

                                                          2001          2000
                                                       -----------   -----------
      Net income:
       Gain (loss) on sales of securities            $      -      $     3,278
       Income tax benefit (expense)                         -           (1,180)
                                                       -----------   -----------
                                                     $      -      $     2,098
                                                       ===========   ===========
      Other comprehensive income (loss):
       Holding gain (loss) arising during period,
       net of tax                                    $   (95,590)  $   (97,786)
       Reclassification adjustment, net of tax              -           (2,098)
                                                       -----------   -----------
        Net gain (loss) recognized in other
         comprehensive income                        $   (95,590)  $   (99,884)
                                                       ===========   ===========

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

      (G) Investment in Marketable Securities
      ---------------------------------------

      The Company's policy is to invest in various equity or debt instruments. Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities are carried at fair value, with unrealized trading gains and losses included in earnings. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Investments classified as held-to-maturity are carried at amortized cost. In determining realized gains and losses, the cost of the securities sold is based on the specific identification method.

      (H) Inventories
      ---------------

      Inventories are valued at the lower of cost or market value using the first-in first-out method for raw materials. The cost includes expenses of freight-in transportation. The specific identification method is used for finished goods since all orders are custom orders for customers.

                     EXPORT EREZ USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

      (I) Property and Equipment
      --------------------------

      Fixed  assets  are  stated  at  cost  less   accumulated   depreciation.
      Depreciation is computed using the straight-line method over the estimated useful lives of three to twenty-five years.

      These long-lived assets are generally evaluated on an individual basis in making a determination as to whether such assets are impaired. At each year end, the Company reviews its long-lived assets for impairment based on estimated future nondiscounted cash flows attributed to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.

      (J) Intangible Assets
      ---------------------

      Intangible assets are being amortized using the straight-line method over the estimated useful life of eight years.

      (K) Revenue Recognition
      -----------------------

      Revenues from sales of products are recognized under the completed contract method upon shipment to customers. The contracts are short term, generally under two months. The Company provides a warranty on goods ranging from three to four years. The Company's policy is to consider the establishment of a reserve for warranty expenses. Based upon historical experience of no warranty claims, the Company has not established a reserve at December 31, 2001 and 2000.

      (L) Income Taxes
      ----------------

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

      (M) Per Share Data
      ------------------

      Basic net income per common share is computed based on the weighted average common shares outstanding during the year. Diluted net income per common share is computed based on the weighted average common shares and common stock equivalents outstanding during the year. The computation of weighted average common shares outstanding gives retroactive effect to the recapitalization discussed in Note 1. There were no common stock equivalents outstanding at December 31, 2001 and 2000 because the exercise price of the common stock equivalents exceeded the average market price of the stock. Accordingly, a reconciliation between basic and diluted earnings per share is not presented.

                     EXPORT EREZ USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

      (N) New Accounting Pronouncements
      ---------------------------------

      The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards. Statement No. 141, "Business Combinations" ("SFAS 141") supersedes APB Opinion 16 and various related pronouncements. Pursuant to the new guidance in SFAS 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

      Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") supercedes APB Opinion 17 and related interpretations. SFAS 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS 141. Under SFAS 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

      SFAS 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS 121, even though SFAS 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS 142 is first adopted.

      Statement 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

      The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

                     EXPORT EREZ USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

NOTE 3      TRADE ACCOUNTS RECEIVABLE
------      -------------------------

      (A) Third Parties
      -----------------

                                                        2001           2000
                                                     ------------   ------------
      Customers in Israel
       Open accounts                               $  1,969,802   $    497,300
       Post dated checks received from customers        256,263        220,089


      Overseas customers                                329,259        199,013
       Less allowance for doubtful accounts             (93,653)       (15,020)
                                                     ------------   ------------
                                                   $  2,461,671   $    901,382
                                                     ============   ============

      It is standard business practice to issue post-dated checks in Israel.

      (B) Related Parties
      -------------------

                                                          2001          2000
                                                       -----------   -----------
      Customers in Israel
       Open accounts - related parties (See Note
       20(C))                                        $   268,810   $    82,910
       Less allowance for doubtful accounts              (87,751)      (76,861)
                                                       -----------   -----------
                                                     $   181,059   $     6,049
                                                       ===========   ===========

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

                     EXPORT EREZ USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

NOTE 4      OTHER RECEIVABLES AND DEBIT BALANCES
------      ------------------------------------

                                                          2001          2000
                                                       -----------   -----------

      Government institutions                        $   118,500   $     9,342
      Employees and institutions for wage                 34,124           748
      Advances to suppliers and service providers         83,255         1,732
      Prepaid expenses                                    11,723        14,683
      Lease deposit                                        9,861        10,723
      Shareholder   loans   receivable  (See  Note        17,377          -
      20(C))
                                                       -----------   -----------
                                                     $   274,840   $    37,228
                                                       ===========   ===========

NOTE 5      INVESTMENT IN MARKETABLE SECURITIES
------      -----------------------------------

      The investments in marketable securities represent participation certificates in mutual funds. The Company classifies its investments in marketable securities as available for sale securities, which it intends to hold for more than one year as non-current. Unrealized holding gains and losses are reported as a separate component of shareholders' equity as part of other comprehensive income, until realized. A reconciliation of original cost to fair market value for securities held at December 31, 2001 and 2000 follows:

                                                          2001          2000
                                                       -----------   -----------

      Investment in marketable securities, at
      cost                                           $   786,089   $   815,698
      Unrealized loss                                   (169,984)      (20,624)
                                                       -----------   -----------
      Investment in marketable securities at fair        616,105       795,074
       market value
         Less current portion                               -            -
                                                       -----------   -----------
          Non-current portion                        $   616,105   $   795,074
                                                       ===========   ===========

NOTE 6      INVENTORIES
------      -----------

      Inventories at December 31, 2001 and 2000 consist of the following:

                                                        2001           2000
                                                     ------------   ------------

      Raw materials                                $  1,166,086   $    619,306
      Work in progress                                  491,237        114,437
      Finished goods                                    298,749        158,723
                                                     ------------   ------------
                                                   $  1,956,072   $    892,466
                                                     ============   ============

                     EXPORT EREZ USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------


NOTE 7      BUSINESS SEGMENTS
------      -----------------

      During 2001 and 2000, the Company operated and managed two strategic business units: the civilian market and the military market. The military market is further broken down between local and export sales in order to better analyze trends in sales and profit margins. The Company does not allocate assets between segments because several assets are used in more than one segment and any allocation would be impractical (See Note 21(A) for segment information).

NOTE 8      PROPERTY, PLANT AND EQUIPMENT
------      -----------------------------

      Property, plant and equipment at December 31, 2001 and 2000 consisted of the following:

                                          2001           2000       Estimated
                                                                   Useful Life
                                       ------------   -----------  -------------

                                                                        15 - 25
      Buildings                      $    156,814   $   165,257           Years
      Leasehold improvements              237,814          -
      Motor Vehicles                      267,501       194,449     5 - 7 Years
      Office Equipment and
        Furniture                         251,113       112,087    3 - 14 Years
      Equipment                         2,405,034       376,753         5 Years
                                       ------------   -----------
                                        3,318,276       848,546
      Less: Accumulated
        Depreciation                   (1,295,076)     (443,795)
                                       ------------   -----------
                                     $  2,023,200   $   404,751
                                       ============   ===========

NOTE 9      INTANGIBLE ASSETS
------      -----------------


      In October 2000, the Company purchased the knowledge to manufacture ceramic plates with a ballistic cloth covering for $89,100. This amount is being amortized over the estimated useful life of eight years.

      Intangible assets at December 31, 2001 and 2000 consisted of the following:

                                                          2001          2000
                                                       -----------   -----------

      Purchased manufacturing knowledge              $    89,100   $    89,100
      Less accumulated amortization                      (27,648)      (11,137)
                                                       -----------   -----------
                                                     $    61,452   $    77,963
                                                       ===========   ===========

      Amortization  expense for the purchased  manufacturing  knowledge for the
      year  ended   December  31,  2001  and  2000  was  $16,511  and  $11,137,
      respectively.

                     EXPORT EREZ USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

NOTE 10     SHORT-TERM BANK CREDIT
------      ----------------------


      Short-term bank credit at December 31, 2001 and 2000 was comprised as follows:

                                     Interest Rates       2001          2000
                                     ---------------   -----------   -----------

      Overdraft credit                 7.3% - 12%    $   604,636   $   477,919
      Loans linked to the Consumer
       Price Index                     6% - 9.5%          38,934       238,563
      Short-term bank loan            7.3% - 10.5%       251,411          -
                                                       -----------   -----------
                                                     $   894,981   $   716,482
                                                       ===========   ===========

      The overdraft credit is a revolving credit facility due on demand. The loans linked to the CPI are due in monthly principal and interest installments totaling $17,980. The short-term bank loan consists of $228,651 due in full in January 2002, and $22,760 due in twelve monthly installments of approximately $1,900 per installment. (With respect to liens see Note 17).

NOTE 11     TRADE ACCOUNTS PAYABLE
------      ----------------------


      Trade accounts payable at December 31, 2001 and 2000 consisted of the following:

                                                        2001           2000
                                                     -----------    ------------

      Open accounts                                $   844,471    $    427,223
      Post-dated checks given to suppliers             706,999         658,532
                                                     -----------    ------------
                                                   $ 1,551,470    $  1,085,755
                                                     ===========    ============

      It is standard business practice to issue post-dated checks in Israel.

NOTE 12     OTHER ACCOUNTS PAYABLE AND CREDIT BALANCES
------      ------------------------------------------


                                                        2001           2000
                                                     -----------    ------------

      Employees and institutions for wage          $   425,869    $     54,522
      Shareholder loans payable (See Note 20(C))        19,703            -
      Advances from customers                          228,169             972
      Accrued expenses and taxes                       337,321         222,472
                                                     -----------    ------------
                                                   $ 1,011,062    $    277,966
                                                     ===========    ============

                     EXPORT EREZ USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

NOTE 13     LONG-TERM LOANS
------      ---------------


      On June 18, 2001, the Company borrowed $455,200 at an interest rate of 10%. The terms are 60 monthly payments commencing July 18, 2001 with each payment consisting of principal along with accrued interest. As of December 31, 2001, the balance of the loan was $419,919, of which $341,629 is included in long-term loans and $78,290 is included in short-term bank credit.

      On November 1, 2001, the Company borrowed $113,800 at an interest rate of 6%. The terms are 24 monthly payments commencing December 1, 2001 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2001, the balance of the loan was $109,578, of which $52,678 is included in long-term loans and $56,900 is included in short-term bank credit.

      On November 4, 2001, the Company borrowed $1,138,000 at an interest rate of 7.3%. The terms are 60 monthly payments commencing December 4, 2001 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2001, the balance of the loan was $1,125,743, of which $227,600 is included in short-term bank credit and $898,143 is included in long-term loans.

      On March 7, 2000, the Company borrowed $27,500 at an interest rate of 8.2%. The terms are 36 monthly payments commencing April 1, 2000 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2001, the balance of the loan was $11,544, of which $8,554 is included in short-term bank credit and $2,990 is included in long-term loans.

      All of the Company's long-term loans listed above are collateralized by a floating guarantee of essentially all of the Company's assets (See
      Note 17(A)).

      Required principal payments (including current maturities) on long-term loans at December 31, 2001 are as follows:

                Year                                Amount
                ----                             ------------
                2002                            $    371,344
                2003                                 370,695
                2004                                 323,567
                2005                                 332,956
                2006                                 268,222
                                                  ------------
                                                   1,666,784
                Less: current portion               (371,344)
                                                  ------------
                Long-term loans                 $  1,295,440
                                                  ============

                     EXPORT EREZ USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

                                                        2001           2000
                                                     ------------   ------------
      Liabilities  to related  parties linked to
       the  Consumer  Price Index  comprised  as
       follows (See Note 20(C)):                    $     47,432   $       -
                                                     ============   ============

NOTE 14     DEPOSITS AND PROVISIONS FOR THE SEVERANCE OF EMPLOYER-EMPLOYEE
------      --------------------------------------------------------------

      RELATIONS
      ---------

                                                        2001           2000
                                                     ------------   ------------
      Deposits for the severance of                $    472,421   $    261,095
        employer-employee relations
      Provision for the severance of
        employer-employee relations                $    431,522   $    180,121

      Under the Israeli Severance Pay Law, the Company is required to make severance payments to terminated employees who have been employed at least one year. The calculation is based on the employee's latest salary and the period employed whereby the employee is entitled to one month of severance pay for each year employed based on the last month's salary. For certain employees, including officers, the obligation for severance pay is discharged by payment of premiums to insurance companies under approved plans.

      Certain classes of the Company's employees are included in a comprehensive defined contribution pension plan for industrial workers and the Company is contributing to a pension fund in order to secure a pension for such employees. The Company contributes 13% of the employee's salary each week to the pension fund. Contributions charged to operations were approximately $98,000 and $22,000 in 2001 and 2000, respectively. Part of the Company's contributions relates to the Company's liability for severance pay for the period commencing from the date when the employee joined the program. The amount required to cover the liability of the Company for severance pay to such employees prior to their joining the program was deposited with a severance pay fund. For employees other than those referred to above, the Company's liability is covered by regular payments to severance pay funds.

      The amounts maintained with insurance companies and the pension fund are not under control of the Company and therefore are not reflected in the financial statements. The deposits presented in the balance sheet include profits accumulated to the balance sheet date. The amounts deposited may be withdrawn only after fulfillment of the obligations under the Severance Pay Law as discussed above.

                     EXPORT EREZ USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

NOTE 15     INCOME TAXES
------      ------------


      The Company is taxed in Israel at a flat rate of 36% and is subject to the Israel Income Tax Law (Inflation Adjustment) of 1985. Under this law, results of operations for income tax purposes are measured in real terms in accordance with the changes in the Israeli Consumer Price Index. The inflation adjustment is expressed as financing costs or income and is applied as an adjustment to book income for purposes of computing income taxes.

      Income tax expense expressed in U.S. Dollars for 2001 and 2000 are as follows:
                                                        2001           2000
                                                     ------------   ------------

      Current United States                        $      6,828   $      7,359
      Current Israel                                    338,412        215,001
      Deferred Israel                                   (11,451)        (6,573)
                                                     ------------   ------------
                                                   $    333,789   $    215,787
                                                     ============   ============

      The actual tax expense differs from the "expected" tax expense for the years ended December 31, 2001 and 2000 (computed by applying United States statutory rates and the Israeli flat tax rate of 36 percent to income before taxes) as follows:

                                                        2001           2000
                                                     ------------   ------------

      Computed "expected" tax expense              $    381,558   $    204,364
      Non-tax deductible expenses                        17,143         31,145
      Inflationary adjustment                           (11,451)        (6,572)
      Tax exempt revenues or taxable at
        different rate                                  (53,461)       (13,150)
                                                     ------------   ------------
                                                   $    333,789   $    215,787
                                                     ============   ============

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                         2001          2000
                                                      -----------   ------------
      Deferred taxes asset - current - in respect of:
        Allowance for doubtful accounts             $    65,305   $     33,077
        Provision for vacation and supplementary
         holiday                                         32,456           -
                                                      -----------   ------------
                                                    $    97,761   $     33,077
                                                      ===========   ============

      Deferred taxes asset, net - non current -
      in respect of:
        Depreciable fixed assets                    $   (11,848)  $     (2,460)
        Shares issued for employee services              50,957         55,412
        Net operating loss carryforward                 361,580           -
                                                      -----------   ------------
                                                    $   400,689   $     52,952
                                                      ===========   ============

                     EXPORT EREZ USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

NOTE 16     COMMITMENTS AND CONTINGENCIES
-------     -----------------------------

      (A) Lease Agreements

      1.Under a lease agreement dated January 1, 1998 between the Company and a principal shareholder of the Company, the Company leases an industrial building located in the Erez Industrial Zone (See Note 20(A)). The lease term is for one year and is renewable for an additional period of one year at the end of each term. The annual rent payments totaled approximately $85,500 based on the average exchange rate for the latest period presented.

        The Company is subleasing one-third of the building to its wholly owned subsidiary, Mayotex Ltd. The sublease terms are identical to the Company's and the annual proceeds from rent payments totaled approximately $14,400.

      2.Under a lease agreement effective January 1, 1998 between the Company and M.L. Investments Ltd. ("M.L."), the Company leases an industrial building located near the city of Netivot.

        The lease term is for two years and is renewable up to an additional three years. The annual rent payments totaled approximately $12,500 based on the average exchange rate for the latest period presented. The lease was extended to December 31, 2002, under the same terms.

      3.The factories and offices of the Company's subsidiary, Achidatex, are in leased buildings. Most of the lease periods end in 2002 and 2003 and the annual rents are linked to the CPI. The annual rent payments totaled approximately $212,000 based on the average exchange rate for the latest period presented. Some of the leased buildings are owned by related parties (See Note 20(A)).

      (B) Long-Term Contracts

      On March 16, 1999, the Company signed a limited partnership ("the partnership") agreement with Orlight Industries (1959) Ltd. ("O.I."). According to the agreement, the partnership intended to operate in the field of production and marketing of helmets, for exporting purposes only.

      On May 9, 2001, the partnership was terminated and the Company purchased from O.I. $7,200 of equipment and $12,900 inventory used in the production of ballistic helmets including intangible knowledge. Thereafter, the Company began manufacturing ballistic helmets and the results are included in the accompanying consolidated financial statements.

                     EXPORT EREZ USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

      (C) Contingencies

1. The Company's subsidiary, Achidatex, was sued for $476,000 by a former employee, who claimed payments of commissions plus withholding differentials linkage and interest. The Company filed a counter-claim against the employee, for a declaratory verdict of breach of employment contract and also filed a claim against the employee in the amount of $131,000 for breach of trust. In January 2002, the Company reached a settlement out of court with the employee amounting to $45,520, which was included in accrued expenses in the accompanying consolidated balance sheet at December 31, 2001.

2. The Company's subsidiary, Achidatex, received grants in the past from the Fund for Encouragement of Foreign Sales at the Ministry of Industry and Trade. The Company is required to pay royalties of 3% from the additional export each year compared with the calendar year in which its plan was submitted. The balance of the grants received less the royalties paid at December 31, 2001 is $54,721.

NOTE 17     LIENS
------      -----

      (A) To secure its short-term liabilities, the Company has registered unlimited charges on its assets in favor of Bank Hapoalim, Ltd., Bank Leumi Ltd. and Union Bank Ltd. as detailed below:

      1. Current liens on all assets, securities, notes and other trade instruments which are deposited with Bank Hapoalim, Ltd., Bank Leumi Ltd. and Union Bank Ltd.

      2. The amounts of credit secured with these liens are shown in the following items (See Notes 10 and 13) of the Company's balance sheets:

                                                          2001          2000
                                                       -----------   -----------

          Short term credit                          $   894,981   $   716,482
                                                       ===========   ===========

          Long-term debt including current portion   $ 1,666,784   $      -
                                                       ===========   ===========

      3. In addition, liens remain on the assets of the Company's subsidiary, Achidatex, in favor of the State of Israel in respect of grants that the Company received in the past and for which the Company received final implementation approval in the past. These liens have not yet been removed.

                     EXPORT EREZ USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

     (B) To ensure the Company's performance on contracts with the Israeli Ministry of Defense and the Israeli Police, the Company's bank has reserved $398,400 and $910, respectively, of its revolving credit facility. The Company's revolving credit facility has also been reserved by $5,700 for security to the Company's landlord.

NOTE 18     SHAREHOLDERS' EQUITY
-------     --------------------

      Effective June 18, 2001, the Company issued 657,900 shares of its common stock to acquire a 76% interest in Achidatex Nazareth Elite
      (1977) (See Note 24).

      On May 25, 2000, the Company issued 500,000 common shares to sixty employees, consultants and service providers for past services rendered. For financial accounting purposes the shares were valued at the selling security holders offering price of $.3078 per share as indicated in the Company's Form SB-2, as amended (See Note 23). Accordingly, the Company recognized an expense of $153,900, which is included in general and administrative expenses.

      At December 31, 2001 and 2000 the common stock of the Company is as follows after giving effect to the acquisition of Achidatex in 2001 and the recapitalization in 2000 discussed in Note 1:

                                                        Number of Shares
                                                 -------------------------------
                                Common Stock      Issued and
                                   Amount         Outstanding       Authorized
                               ---------------   --------------   --------------

              2001           $         1,316       13,157,900      100,000,000
                               ===============   ==============   ==============
              2000           $         1,250       12,500,000      100,000,000
                               ===============   ==============   ==============

NOTE 19     FINANCIAL INSTRUMENTS
-------     ---------------------

      (A) Fair Value of Financial Instruments

      The Company's financial instruments are principally non-derivative assets and non-derivative liabilities (non-derivative assets include cash and cash equivalents, deposits in banks and other financial institutions, marketable securities, trade accounts receivable, other receivables and debit balances; non-derivative liabilities include short-term credit from banks and others, trade accounts payable, and other payables and credit balances). Because of the nature of these financial instruments, fair value generally equals or approximates the amounts presented in the financial statements.

      (B) Interest Rate Risk

      The interest rates of the loans are disclosed in Notes 10 and 13.

                     EXPORT EREZ USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

      (C) Concentrations of Credit Risk

      At  December  31,  2001  and  2000,  the  Company  held  cash  and  cash equivalents, in the aggregate amount of $781,996 and $663,295, respectively, and most of these amounts were deposited with Israeli banks. Under Israeli law, the Bank of Israel insures all bank deposits without limits on the amount. Therefore, the Company does not anticipate losses in respect to these items.

      The majority of the Company's sales are made to government institutions and private industry in Israel. Consequently, the exposure to credit risks relating to trade receivables is limited.

      The Company performs ongoing credit evaluations of its customers and generally does not require collateral. An appropriate allowance for doubtful accounts is included in trade accounts receivable.


NOTE 20     RELATED PARTIES
-------     ---------------

      (A) Transactions with Related Parties

      The Company has signed lease agreements with the principal shareholder of the Company and a sublease agreement with its wholly owned subsidiary, Mayotex Ltd. (See Note 16(A)(1)). The Company's subsidiary, Achidatex, has signed lease agreements with minority shareholders of Achidatex (See Note 16(A)(3)). The Company is also indebted to its principal shareholder for a loan payable in the amount of $19,703 (See Note 12).

      (B) Income and (Expenses) from Transactions with Related Parties

                                                       2001            2000
                                                    ------------   -------------

      Salaries and related expenses               $   (158,994)  $     (9,303)
      Lease and rent expenses                         (176,066)       (83,391)
      Purchase of inventory                           (913,696)           -
      Income from management fee                        12,815            -
      Sale of inventory                                384,145            -

      (C) Balances with Related Parties

                                                       2001            2000
                                                    ------------   -------------

      Trade accounts receivable, net (See Note
      3(B))                                       $    181,059   $       6,049
      Shareholder loans receivable (payable) -
        net
       (See Notes 4 and 12)                             (2,326)           -
      Loan payable - long-term (from party
       related to minority shareholder) (See
       Note 13)                                        (47,432)           -

                     EXPORT EREZ USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

NOTE 21     SEGMENT INFORMATION AND CONCENTRATIONS
-------     --------------------------------------

      (A) Sales and Income from Operations:

      1.    Segment information:

                            Civilian    Military     Military
                              Local       Local        Export     Consolidated
                            ----------  -----------  -----------  ------------
      December 31, 2001
       Net Sales          $ 3,449,993 $ 4,959,197  $   531,823  $  8,941,013
       Income from
        operations           367,880      631,376      181,206     1,180,462

      December 31, 2000
       Net Sales          $ 1,630,860 $ 1,580,334  $ 1,279,767  $  4,490,961
       Income from
        operations           268,432      203,744      231,541       703,717

      2.    Sales to Single Customers Exceeding 10% of Sales

                                                       2001           2000
                                                  ------------   ------------

        Customer A                               $  3,940,697   $  1,213,781

NOTE 22     AGREEMENT
-------     ---------

      In November 1998, the Company executed an agreement with a consultant whereby the consultant would provide services with regard to assisting the Company to become a public company in the United States (See Note
      23). The fee to be paid by the Company was $140,000 and a 5-year transferable warrant to acquire up to 250,000 registered shares of the Company's common stock at an exercise price of $1.00 per share. The Company paid the consultant $130,000 from the period of its inception in 1998 through December 31, 2001 in full settlement of this agreement. The warrants were valued at zero under the Black-Scholes method since the exercise price greatly exceeded the estimated fair market value of the shares of the Company and such warrants remain unexercised as of the date of this report.

NOTE 23     REGISTRATION STATEMENT - EFFECTIVE DATE
-------     ---------------------------------------

      The   Securities   and  Exchange   Commission   declared  the  Company's
      previously filed SB-2 registration statement effective on February 13, 2001.

                     EXPORT EREZ USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

NOTE 24     BUSINESS COMBINATION
-------     --------------------

      Effective June 18, 2001, the Company acquired 76% of the total common stock of Achidatex Nazareth Elite (1977) Ltd. ("Achidatex") by issuing 657,900 shares of its common stock valued at $1.50 per share resulting in a total purchase price of $986,850. Achidatex is a private company (incorporated in Israel in 1977) that manufactures and markets ballistic shields. The acquisition has been accounted for as a purchase, and accordingly, the consolidated financial statements for 2001 have been prepared to include the results of operations of Achidatex beginning from the date of acquisition. The excess of the total net fair value of the assets acquired of $1,471,314 over the purchase price of $986,850, in the amount of $484,464, has been recorded as a reduction in the fair market value assigned to the fixed assets of Achidatex.

      Following are the summarized unaudited pro forma consolidated results of operations for the years ended December 31, 2001 and 2000, assuming the acquisition had taken place at the beginning of each of those fiscal years. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed when assumed.

                                                        2001           2000
                                                     ------------   ------------

      Net revenues                                 $ 11,825,534   $ 10,033,617
      Income (loss) before income taxes               1,470,028       (592,688)
       Income tax expense                               298,719        215,787
      Minority interest earnings (losses), net
      of tax                                            351,440       (285,356)
      Net income (loss)                               1,417,307       (523,119)
      Net income (loss) per share                          0.11          (0.04)

                     EXPORT EREZ USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

NOTE 25     SUBSEQUENT EVENTS
-------     -----------------

      (A) Acquisition and Recapitalization

      Under a share exchange agreement (the "Agreement") entered into on March 25, 2002, Pawnbrokers Exchange, Inc. ("PEI"), a reporting public company with no operations at that time, acquired 100% of the issued and outstanding common stock of Export Erez USA, Inc. (the "Company") in exchange for 21,000,000 shares of common stock of PEI. Immediately after the acquisition, there were 25,000,000 shares of PEI outstanding. As a result of the exchange, the Company became a wholly owned subsidiary of PEI and the shareholders of the Company became shareholders of approximately 84% of PEI. Generally accepted accounting principles require that the Company whose shareholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. As a result, the exchange was treated as an acquisition of PEI by the Company and a recapitalization of the Company. Accordingly, the 2002 financial statements will include the following:

      (1) The balance sheet will consist of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost on the date of the acquisition.

     (2) The statements of operations will include the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the acquisition.

      (B) Name Change

      Effective March 25, 2002, the Company began doing business as Defense Industries International, Inc.